Form 10-Q
period 1996-03-24
FRESH CHOICE INC
filed 1996-05-08
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended      March 24, 1996
                              ------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to               .
                                       --------------    --------------

                         Commission file number 0-20792

                               FRESH CHOICE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 77-0130849
         --------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employee
  incorporation or organization)                             Identification No.)

          2901 TASMAN DRIVE - SUITE 109, SANTA CLARA, CALIFORNIA 95054
          ------------------------------------------------------------
          (Address of principal executives offices)         (Zip Code)

Registrant's telephone number, including area code:       (408) 986-8661
                                                          --------------
- - --------------------------------------------------------------------------------

   Former name, former address and former fiscal year. If changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      X Yes      No
                                              ---      ---

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                            Yes      No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of April 21, 1996 was 5,583,737.

                               FRESH CHOICE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at March 24, 1996
         and December 31, 1995 ..................................................        3

         Condensed Consolidated Statements of Operations for the Twelve Weeks
         ended March 24, 1996 and March 19, 1995 ................................        4

         Condensed Consolidated Statements of Cash Flow for the Twelve Weeks
         ended March 24, 1996 and March 19, 1995 ................................        5

         Notes to Unaudited Condensed Consolidated Financial Statements .........        6

      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..............................................        8

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ................................................       16
      Item 2 - Changes in Securities ............................................       16
      Item 3 - Defaults Upon Senior Securities ..................................       16
      Item 4 - Submission of Matters to a Vote of Security Holders ..............       16
      Item 5 - Other Information ................................................       16
      Item 6 - Exhibits and Reports on Form 8-K .................................       16

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                   March 24,    December 31,
                                                                        1996            1995
                                                                  -----------   ------------
ASSETS                                                            (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                       $    932        $  1,294
    Receivables                                                          144             207
    Inventories                                                          427             465
    Pre-opening costs                                                     38             117
    Refundable income taxes                                            1,602           1,602
    Prepaid expenses and other current assets                            470             686
                                                                    --------        --------
    Total current assets                                               3,613           4,371

PROPERTY AND EQUIPMENT, net                                           31,671          31,983

LEASE ACQUISITION COSTS, net                                             613             630

DEPOSITS AND OTHER ASSETS                                                344             322
                                                                    --------        --------

TOTAL                                                               $ 36,241        $ 37,306
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Line of credit                                                  $    391        $     --
    Accounts payable                                                   2,794           2,909
    Accrued salaries and wages                                         1,610           1,121
    Sales tax payable                                                    905             627
    Other accrued expenses                                             2,885           2,954
    Restructuring reserve                                              4,294           5,266
    Current portion of capital lease obligations                         316             406

                                                                    --------        --------
    Total current liabilities                                         13,195          13,283

CAPITAL LEASE OBLIGATIONS                                                 60              89

OTHER LONG TERM LIABILITIES                                            1,555           1,643
                                                                    --------        --------

Total liabilities                                                     14,810          15,015
                                                                    --------        --------


STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 250,000 shares authorized;
    none outstanding
Common stock, $.001 par value; 7.5 million shares authorized;
    shares outstanding:  1996-5,583,737; 1995-5,582,449               41,625          41,619
Accumulated deficit                                                  (20,194)        (19,328)
                                                                    --------        --------
Total stockholders' equity                                            21,431          22,291
                                                                    --------        --------
TOTAL                                                               $ 36,241        $ 37,306
                                                                    ========        ========


      See accompanying notes to unaudited consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
                                                  Twelve Weeks Ended
                                                -------------------------
                                                March 24,       March 19,
                                                     1996            1995
                                                ---------       ---------
NET SALES                                         $18,061         $16,934

COST AND EXPENSES:
  Cost of sales                                     5,053           4,583
  Restaurant operating expenses:
   Labor                                            5,906           5,914
   Occupancy and other                              5,284           5,565
  Depreciation and amortization                       817           1,263
  General and administrative expenses               1,796           1,754
                                                  -------         -------

  Total costs and expenses                         18,856          19,079
                                                  -------         -------

OPERATING LOSS                                       (795)         (2,145)
                                                  -------         -------

Interest income                                        --              46
Interest expense                                      (71)            (41)
                                                  -------         -------
Interest income (expense), net                        (71)              5
                                                  -------         -------

LOSS BEFORE INCOME TAXES                             (866)         (2,140)

Benefit from income taxes                              --            (856)
                                                  -------         -------


NET LOSS                                          $  (866)        $(1,284)
                                                  =======         =======

Net loss per common share                         $ (0.16)        $ (0.23)
                                                  =======         =======

Shares used in computing per share amounts          5,584           5,483
                                                  =======         =======


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)                                                                        Twelve Weeks Ended
                                                                               --------------------------
                                                                                  March 24,     March 19,
                                                                                       1996          1995
                                                                               ------------     ---------
OPERATING ACTIVITIES:
Net loss                                                                           $  (866)       $(1,284)
Adjustments to reconcile net loss to
  net cash provided by operations:
    Depreciation and amortization                                                      829          1,336
    Premium amortization on short-term investments                                      --             26
    Loss on sale of short-term investments                                              --             46
    Loss on disposal of property                                                         7            195
    Deferred rent                                                                      (84)            80
    Changes in operating assets and liabilities:
      Receivables                                                                       63             79
      Inventories                                                                       38             52
      Pre-opening costs                                                                 --           (156)
      Prepaid expenses and other current assets                                        216           (705)
      Income taxes refundable                                                           --           (107)
      Accounts payable                                                                (115)          (778)
      Accrued salaries and wages                                                       489            176
      Other accrued expenses                                                           209            398
      Restructuring reserve                                                           (972)            --
                                                                                   -------        -------
Net cash used in operating activities                                                 (186)          (642)
                                                                                   -------        -------

INVESTING ACTIVITIES:

Capital expenditures                                                                  (432)        (4,858)
Proceeds from sale of short-term investments                                            --          4,652
Deposits and other assets                                                              (22)           234
                                                                                   -------        -------
Net cash provided by (used in) investing activities                                   (454)            28
                                                                                   -------        -------

FINANCING ACTIVITIES:
Common stock sales                                                                       6             16
Other note payable - borrowings                                                         --            120
Notes payable and line of credit - borrowings                                        1,701          1,465
Notes payable and line of credit - repayments                                       (1,310)        (1,465)
Capital lease obligations - repayments                                                (119)           (91)
                                                                                   -------        -------
Net cash provided by financing activities                                              278             45
                                                                                   -------        -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (362)          (569)

CASH AND CASH EQUIVALENTS:
Beginning of year                                                                    1,294          1,542
                                                                                   -------        -------
End of year                                                                        $   932        $   973
                                                                                   =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                             $    20        $    26
Cash paid during the year for income taxes                                         $    --        $     8

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Income tax benefit from employee stock option transactions                         $    --        $     3
Decrease in unrealized loss on investments, net of tax effect of $32 in 1995       $    --        $   (53)


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks Ended March 24, 1996 and March 19, 1995

1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary to a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.         EARNINGS PER SHARE

           Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common share equivalents, which are common stock options and warrants converted using the treasury stock method, have been excluded from the earnings per share computation for 1996 and 1995 as they would be anti-dilutive.

3.         RESTRUCTURING RESERVE

           In December 1995, after a thorough analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company announced a $23,932,000 restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants (of which seven restaurants were included in the reserve for closures) and a partial write-down of assets to estimated fair value for others. In accordance with the restructuring plan, the Company closed three restaurants at the end of 1995 and one restaurant in the first quarter of 1996. The Company also closed one restaurant to date in the second quarter of 1996.

           The following table sets for the Company's 1995 restructuring reserve and the reserve balance at December 31, 1995 and March 24, 1996 (in thousands):

                                                                    1995      Utilized     Balance,   Utilized      Balance
                                                           Restructuring            in     Dec. 31,    to date     Mar. 24,
                                                                 Reserve          1995         1995       1996         1995
                                                           ----------------------------------------------------------------
     Restaurant closures:
         Write-down of restaurant assets to estimate
             fair value and other related costs                  $ 8,318       $ 8,010       $  308        $--       $  308
         Estimate costs associated with restaurant
             closures and settlement of lease obligations          4,655           205        4,450        880        3,570
     Write-down of assets to estimated fair value at
         other restaurants and other related costs                10,353        10,027          326         --          326
     Other                                                           606           424          182         92           90
                                                                 ----------------------------------------------------------

     Total                                                       $23,932       $18,666       $5,266       $972       $4,294
                                                                 ==========================================================

           Total cash expected to be utilized in connection with the restructuring plan includes $4,655,00 associated with restaurant closures and settlement of lease obligations and $106,000 for other restructuring costs. In 1995, the Company utilized $205,000 in cash for costs associated with restaurant closures and settlement of lease obligations and $80,000 in cash for other restructuring expenses. In the first quarter of

1996, the Company utilized $880,000 in cash for costs associated with restaurant closures and settlement of lease obligations and $92,000 in cash for other restructuring expenses.

           The Company plans to complete its restaurant closures by the end of 1996 and believes the reserve balance at March 24, 1996 is adequate to cover the remaining estimated costs to be incurred under the plan.

4.         INCOME TAXES

           The Company recorded no tax benefit from its operating loss in the first twelve weeks of 1996. The Company has incurred operating losses in its last six quarters, and recorded a full valuation allowance in late 1995 against its net deferred tax assets consisting primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

5.         SUBSEQUENT EVENT

           On April 26, 1996, the Company entered into a preferred stock purchase agreement (the "Agreement") with Crescent Real Estate Equities Limited Partnership ("Crescent"). Under the terms of the Agreement, Crescent has agreed to purchase 1,187,906 shares of the Company's Series B non-voting convertible preferred stock for $4.63 per share, or approximately $5,500,000, in a private offering, subject to approval by the stockholders of the Company and certain other conditions. Crescent will also have an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share for a period of three years following its initial investment.

           The Series B non-voting preferred stock will be convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting preferred stock, Series B non-voting preferred stock, and Series C non-voting preferred stock will be convertible, at the holders' option, into Common Stock on a one-for-one basis. The Series A preferred stock will entitle its holders to vote with Common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred Stock will have a separate right to approve certain corporate actions. In the event of a failure by Fresh Choice, Inc. to achieve earnings targets (before interest, taxes, depreciation, and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders may elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, Fresh Choice may force a mandatory conversion of the Series A preferred stock to Common Stock. All shares of Series A, Series B and Series C preferred stock will be senior to the Company's Common Stock with respect to dividends and with respect to distributions on liquidation.

           In connection with the Agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C preferred stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve weeks ended March 24, 1996 as compared to the twelve weeks ended March 19, 1995.

           The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 1995 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the Company's ability to implement and the effectiveness of its previously-announced restructuring plan; fluctuations in quarterly results; and the ability of Fresh Choice to obtain funds to pursue its future plans; future profitability; customer receptiveness to new products and the new prototype restaurant; competitive pressures in the food-service marketplace; the changing tastes of consumers; the effect of general economic conditions; and the ability to secure and retain services of experienced personnel. Actual results could differ materially from those described in the forward-looking statements as a result of the risk factors set forth herein.

Liquidity and Capital Resources

           The Company's primary capital requirement has been for the expansion of its restaurant operations which the Company has traditionally financed with funds from equity offerings, cash flow from operations, landlord allowances, and short-term bank debt. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

           Although the Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably, the Company temporarily suspended its expansion plans during 1995, reviewed the operating performance of all of its restaurants, and identified those restaurants which did not meet its expectations for operating performance. At the end of 1995, after a thorough analysis of the sales potential and operating economics of every restaurant in the chain, the Company announced a major restructuring plan which called for closing as many as ten of the Company's restaurants and a partial write-down of assets to estimated fair value in other restaurants. The Company estimated it would incur cash costs of $4.7 million in connection with restaurant closures and the related lease settlements. To date, the Company has closed five restaurants, closing three restaurants at year-end 1995, one restaurant during the first quarter ended March 24, 1996 and one to date in the second quarter of 1996. The Company has incurred cash costs of approximately $1.3 million, disbursing $1.0 million during the twelve weeks ended March 24, 1996. The Company plans to complete its restaurant closures by the end of 1996.

           The Company intends to resume restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements for closing as many as five additional restaurants and opening at least one new restaurant can be met through cash provided by operations and its available bank line of credit. However, the Company is seeking additional debt or equity financing to provide greater flexibility toward improving its operating performance.

           On April 26, 1996, the Company entered into a preferred stock purchase agreement (the "Agreement") with Crescent Real Estate Equities Limited Partnership ("Crescent"). Under the terms of the Agreement, Crescent has agreed to purchase 1,187,906 shares of the Company's Series B non-voting convertible preferred stock for $4.63 per share, or approximately $5,500,000, in a private offering, subject to approval by the stockholders of the Company and certain other conditions. Crescent will also have an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share for a period of three years following its initial investment..

           The Series B non-voting preferred stock will be convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting preferred stock, Series B non-voting preferred stock, and Series C non-voting preferred stock will be convertible, at the holders' option, into Common Stock on a one-for-one basis. The Series A preferred stock will entitle its holders to vote with Common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred Stock will have a separate right to approve certain corporate actions. In the event of a failure by Fresh Choice, Inc. to achieve earnings targets (before interest, taxes, depreciation, and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders may elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, Fresh Choice may force a mandatory conversion of the Series A preferred stock to Common Stock. All shares of Series A, Series B and Series C preferred stock will be senior to the Company's Common Stock with respect to dividends and with respect to distributions on liquidation.

           In connection with the Agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C preferred stock.

           For the twelve weeks ended March 24, 1996 and March 19, 1995, the Company invested $0.4 million and $4.9 million, respectively, in property and equipment. In 1996, the investment consisted primarily of spending on one new restaurant scheduled to open in May 1996. This restaurant is a new prototype restaurant designed to reduce the Company's initial investment while increasing both customer throughput and operating efficiencies. The Company funded this investment through bank debt and cash flow from operations. In 1995, the investment included spending on several of the seven new restaurants to be opened, of which two were opened in the first quarter of 1995, four in the second quarter of 1995, and one in the third quarter of 1995. The Company funded this investment through the sale of short-term investments and bank debt.

           During the twelve weeks ended March 24, 1996 and March 19,1995, operating activities used $0.2 million and $0.6 million of cash, respectively. The use of cash for operations in the Company's first quarter reflects the seasonality in the Company's operations. The Company's restaurants experience a seasonally downward fluctuation in the first quarter of the year. This quarter contains twelve weeks compared to the prior quarter which is typically 16 weeks (17 weeks in 1995), and the Company also generally realizes a seasonally disproportionate amount of restaurant sales and restaurant operating income in the second and third fiscal quarters.

           At March 24, 1996, the Company had $0.4 million outstanding under its $5 million bank line of credit that expires in November 1996. Borrowings under the line bear interest at the prime rate (8.25% on March 24, 1996) plus 2%. The initial $2 million available under the line is collateralized by the Company's personal property, and subsequent advances, if any, will be collateralized by executed leasehold interests in certain Company restaurants. The line of credit agreement requires the Company to achieve minimum sales, cash flow and fixed charge coverage, limits the Company's capital spending, debt to tangible net worth ratio and debt to cash flow ratio, and prohibits the payment of dividends. The Company was in compliance with these covenants as of March 24, 1996.

Total long-term debt outstanding as of March 24, 1996 was $.5 million, a decrease of $.1 million from December 31, 1995. The long-term debt consists of $.4 million of obligations under capital equipment leases and a $.1 million note for site construction costs which is included in other long-term liabilities on the balance sheet.

Impact of Inflation

           The Company has not experienced a significant overall impact from inflation.

Business Risks

           Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable quarterly results. These risks include:

           Recent Operating Losses. The Company's profitability began to decline in the second half of fiscal 1994. In the fourth quarter of fiscal 1994, the Company reported its first operating loss, and the Company has reported additional operating losses in each subsequent quarter to date. Beginning late in the third quarter of fiscal 1994, the Company began reporting significant comparable real store sales declines. Comparable real store sales continued to decline through the first three quarters of 1995 compared to the respective quarters in the prior year, although the magnitude of these declines lessened in the third and fourth quarters of 1995 and the first quarter of 1996. Comparable real store sales declined 0.3% in the first quarter of 1996. There can be no assurance that comparable real store sales will improve or that the Company will return to profitability.

           Expansion. The Company has experienced substantial growth in recent years having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company temporarily suspended its expansion plans, reviewed the operating performance of all of its restaurants, and identified certain restaurants which do not meet its expectations for operating performance. As a result, the Company announced in December 1995 a restructuring plan to close as many as ten restaurants. The Company has closed five restaurants to date, including three at the end of 1995, one in the first quarter of 1996, and one to date in the second quarter of 1996. The Company has opened no restaurants to date in 1996, but the Company intends to open one restaurant in the second quarter of 1996. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's ability to implement successfully its expansion strategy will depend upon a variety of factors, including the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control. On a long-term basis, the Company intends to continue to increase its presence in California and to expand its operations in additional markets outside of California, assuming its financial performance improves. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. The Company opened five restaurants in Texas, three restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area during fiscal years 1993, 1994 and 1995. Of the five restaurants closed by the Company to date, two were in Texas, one was in the state of Washington, and two were in California.

           Geographic Concentration. As of March 24, 1996, 46 of the Company's 54 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable real store sales. The Company expects additional sales pressure may be experienced at the individual restaurants as it continues to expand within existing market areas. There can be no assurance that such continued expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on net sales than if the Company's restaurants were more broadly dispersed.

           Volatility of Stock Price. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the common stock in December 1992. Changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, such shortfalls may not become apparent until late in the fiscal quarter, which could result in an even more immediate and significant adverse effect on the trading price of the Company's common stock.

           Seasonality and Quarterly Fluctuations. The Company's restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been and will continue to be materially impacted by the timing of new restaurant openings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year-end date, the last Sunday in December, which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable real store sales, which have been negative in the seven quarters beginning in the third quarter of 1994, may continue to be negative.

           Dependence on Key Personnel. The success of the Company depends on the efforts of key management personnel. The Company's success will depend on its ability to motivate and retain its key employees and to attract qualified personnel, particularly general managers, for its restaurants. In recent periods, several senior corporate office employees have left the Company. The Company is currently assessing its management needs and has hired, or plans to hire, personnel to fill those positions which it believes are necessary to provide continuity of direction for the Company and to execute the Company's business plan. There can be no assurance that these new employees will be hired, or if hired, will be able to perform effectively, or that significant management turnover will not continue in the future.

           Restaurant Industry. The restaurant industry is affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends. The performance of individual restaurants, including the Company's restaurants, may be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, and various federal, state and local governmental regulations, including those relating to the sale of food and alcoholic beverages. There can be no assurance that the restaurant industry in general, and the Company in particular, will be successful.

           Competition. The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional self-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. The Company believes that it competes favorable with respect to these factors, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price-value relationship.

           Ability to Obtain Financing. The Company intends to resume restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements for closing as many as five additional restaurants and opening at least one new restaurant can be met through cash provided by operations and its available bank line of credit. However, the Company is seeking additional debt or equity financing to provide greater flexibility toward improving its operating performance and has entered into an agreement with Crescent Real Estate Equities Limited Partnership ("Crescent") to provide funds of approximately $5,500,000 in a private offering, subject to stockholder approval and other conditions. If such stockholder approval is not obtained or if the Company's transaction with Crescent is not concluded for any other reason, there can be no assurance that the Company will be able to obtain financing when needed on acceptable terms or at all.

Results of Operations

The following table set forth items in the Company's statement of operations as a percentage of sales and certain operating data for the periods indicated (dollars in thousands):

                                                                 Twelve Weeks Ended
                                                 ----------------------------------------------------
                                                      March 24, 1996              March 19, 1995
                                                 ----------------------       -----------------------
NET SALES                                        $18,061          100.0%      $ 16,934          100.0%
COST AND EXPENSES:
  Cost of sales                                    5,053           28.0%         4,583           27.0%
  Restaurant operating expenses:
    Labor                                          5,906           32.7%         5,914           34.9%
    Occupancy and other                            5,284           29.3%         5,565           32.9%
  Depreciation and amortization                      817            4.5%         1,263            7.5%
  General and administrative expenses              1,796            9.9%         1,754           10.4%
                                                 ----------------------       -----------------------
  Total costs and expenses                        18,856          104.4%        19,079          112.7%
                                                 ----------------------       -----------------------
OPERATING LOSS                                      (795)          (4.4)%       (2,145)         (12.7)%
Interest income                                       --             --%            46            0.3%
Interest expense                                     (71)          (0.4)%          (41)          (0.2)%
                                                 ----------------------       -----------------------
Interest income (expense), net                       (71)          (0.4)%            5            0.1%
                                                 ----------------------       -----------------------
LOSS BEFORE INCOME TAXES                            (866)          (4.8)%       (2,140)         (12.6)%
Benefit from income taxes                             --             --%          (856)          (5.0)%
                                                 ----------------------       -----------------------
NET LOSS                                         $  (866)          (4.8)%     $ (1,284)          (7.6)%
                                                 ======================       =======================
Number of restaurants:
               Open at beginning of period            55                            51
                                                 =======                      ========
               Open at end of period                  54                            53
                                                 =======                      ========


The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the year (dollars in thousands):


                                                                  Twelve Weeks Ended
                                                  ---------------------------------------------------
                                                       March 24, 1996               March 19, 1995
                                                  ---------------------         ---------------------
NET SALES                                         $  332          100.0%        $  327          100.0%
COST AND EXPENSES:
  Cost of sales                                       93           28.0%            88           27.0%
  Restaurant operating expenses:
    Labor                                            109           32.7%           114           34.9%
    Occupancy and other                               97           29.3%           108           32.9%
  Depreciation and amortization                       15            4.5%            24            7.5%
  General and administrative expenses                 33            9.9%            34           10.4%
                                                  ---------------------         ---------------------
  Total costs and expenses                           347          104.4%           368          112.7%
                                                  ---------------------         ---------------------
OPERATING LOSS                                    $  (15)          (4.4)%       $  (41)         (12.7)%
                                                  =====================         =====================
Average restaurants open during the year           54.43                         51.85
                                                  ======                        ======

Results of Operations:  Twelve Weeks Ended March 24, 1996
Compared to Twelve Weeks Ended March 19, 1995

           Net Sales. Net sales increased $1.2 million to $18.1 million in the twelve weeks ended March 24, 1996 from $16.9 million in the twelve weeks ended March 19, 1995. Although the Company opened no new restaurants in the twelve weeks ended March 24, 1996, incremental sales from seven new restaurants opened in 1995 contributed $1.8 million to higher sales in 1996. Offsetting these incremental sales from new restaurants were the absence of $0.5 million in sales from four closed restaurants (of which three were closed at the end of 1995 and one was closed in the first twelve weeks of 1996) and a $0.1 million decline in sales at the remaining restaurants opened prior to 1995. Comparable real store sales, which include only sales for restaurants opened at least 18 months, declined 0.3% in the first twelve weeks of 1996 compared to the same period of 1995. Net sales averaged $0.3 million per restaurant in the first twelve weeks of 1996 and 1995. At March 24, 1996, the Company operated 54 restaurants compared to 53 restaurants at March 19, 1995.

           Cost and Expenses. Cost of sales (food and beverage costs) increased as a percentage of net sales to 28.0% in the twelve weeks ended March 24, 1996 compared to 27.0% in the twelve weeks ended March 19, 1995. During the first twelve weeks of 1996, the Company launched the roll-out of a major food program that introduced new recipes and upgraded existing recipe favorites. The Company developed the program with a food consulting firm and emphasized market research and consumer trends in developing its new menu offering. Just before the end of the twelve weeks ended March 24, 1996, the Company followed the roll-out of its new food program with a new pricing structure that eliminated two-tiered pricing and offered unlimited servings for a new fixed price of $5.99 at lunch and $7.25 at dinner, plus the cost of a beverage, at most of its locations.

           Restaurant operating expenses decreased as a percentage of net sales to 62.0% in the first twelve weeks of 1996 from 67.8% for the same twelve weeks of 1995. Increased operating efficiencies produced substantial reductions in variable operating costs, and the absence of fixed costs on four low-volume closed restaurants also improved the relationship of restaurant operating costs to net sales.

           Depreciation and amortization decreased as a percentage of net sales to 4.5% in the first twelve weeks of 1996 compared to 7.5% in the first twelve weeks of 1995. The Company's curtailment of restaurant expansion in the second half of 1995 resulted in a $253,000 reduction in restaurant start-up cost amortization in the first twelve weeks of 1996 compared to the same period in 1995. The write-down of assets to estimated fair value in connection with the Company's restructuring plan in late 1995 contributed to a reduction in restaurant depreciation expense which was $193,000 lower than the prior year.

           General and administrative expenses were $1.8 million for both the first twelve weeks of 1996 and the first twelve weeks of 1995. General and administrative expenses also remained constant on a per restaurant basis each year. General and administrative expenses in the first quarter of 1996 include costs for consultants, most of whom have completed their work.

           Interest Income. The Company has no interest income and no invested cash balances during the first twelve weeks of 1996. In the first twelve weeks of 1995, the Company earned $46,000 in interest income on the final invested balances from its December 1992 initial public offering and its July 1993 secondary offering. All of the remaining investments were sold during the first twelve weeks of 1995 to finance restaurant construction.

           Interest Expense. Interest expense was $71,000 in the twelve weeks ended March 24, 1996 compared to $41,000 in the twelve weeks ended March 19, 1995. Interest expense consists primarily of interest on line of credit borrowings and capital lease obligations. Line of credit borrowings to finance both the construction of the Company's new prototype restaurant and the Company's planned restaurant closures account for the increased interest expense in the first twelve weeks of 1996 compared to the same period in the prior year.

           Income Taxes. The Company recorded no tax benefit from its operating loss in the first twelve weeks of 1996. The Company has incurred operating losses in its last six quarters, and recorded a full valuation allowance in late 1995 against its net deferred tax assets consisting primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

           In the first twelve weeks of 1995, the tax benefit resulting from the Company's operating loss was computed at the Company's then estimated annual effective tax rate of 40.0%.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

           On January 9, 1995, a class action lawsuit was filed in the United States District Court for the Northern District of California, San Jose division, naming the Company, certain of its directors, and current and former officers as defendants. The lawsuit alleges that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Company's stock. The suit is purportedly brought on behalf of a class of purchasers of the Company's stock during the period from July 15, 1993 to December 15, 1994. On March 20, 1995 the plaintiffs filed an amended complaint, which added as defendants the co-lead underwriters of the Company's initial and secondary public offerings and three securities analysts employed by the underwriters. The amended complaint also expanded the alleged class period to include purchasers of the Company's stock during the period from December 8, 1992 to February 9, 1995. On December 7, 1995, the Court dismissed the amended complaint, with leave for further amendment. Plaintiffs filed a Second Amended Complaint on February 27, 1996. This complaint alleges that Fresh Choice and certain of its current and former officers and directors misrepresented or failed to disclose material facts about the Company's operations and financial results during the period from February 15, 1994 through February 9, 1995, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss this lawsuit on March 29, 1996. The Company has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself vigorously. The Company does not believe that the lawsuit will result in a material impact on its financial position or operations.

ITEM 2 - CHANGES IN SECURITIES                                   Not Applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                         Not Applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     Not Applicable.


ITEM 5 - OTHER INFORMATION                                       Not Applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 24, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               FRESH CHOICE, INC.
                               (Registrant)



                               /S/ Charles A. Lynch
                               -------------------------------------------------
                               Charles A. Lynch
                               Chairman of the Board and Director
                               (Principal Executive Officer)



                               /S/ David A. Anderson
                               -------------------------------------------------
                               David A. Anderson
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Dated: May 8, 1996

                           INDEX TO FORM 10-Q EXHIBITS

EXHIBIT
  NO.                                                  DESCRIPTION
- - -----------------------------------------------------------------------------------------------------
3.1            (1)      Certification of Incorporation of Fresh Choice, Inc.

3.2                     Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

10.1           (1)      Form of Indemnity Agreement for directors and officers

10.2           (2)(3)   Second Amended and Restated 1988 Stock Option Plan

10.3           (2)(3)   1992 Employee Stock Purchase Plan

10.4           (1)      Series A Preferred Stock Purchase Agreement dated August 10, 1988

10.5           (1)      Series B Preferred Stock Purchase Agreement dated July 21, 1989

10.6           (1)      Series C Preferred Stock Purchase Agreement dated January 15, 1990

10.7           (1)      Master Lease and Warrant Agreement with Equitec Leasing Company and Warrant dated January 18, 1990

10.8                    Preferred Stock Purchase Agreement with Crescent Real Estate
                        Equities Limited Partnership dated April 26, 1996

10.9           (1)      Series D Preferred Stock Purchase Agreement dated April 17, 1991

10.10          (5)      Amendment No. 1 dated September 3, 1993 to the Business Loan
                        Agreement dated September 3, 1993.

10.11          (5)      Amendment No. 2 dated November 15, 1993 to the Business Loan
                        Agreement dated September 3, 1993.

10.12          (1)      Amendment dated December 1, 1992 to Preferred Stock Purchase
                        Agreements

10.13          (4)      Business Loan Agreement dated September 3, 1993 with Bank of
                        America National Trust and Savings Association

10.14          (5)      Amendment No. 4 dated March 31, 1995 to the Business Loan
                        Agreement dated September 3, 1993

10.15          (5)      Amendment No. 3 dated April 27, 1994 to the Business Loan
                        Agreement dated September 3, 1993

10.16          (6)      Loan and security Agreement dated December 20, 1995 with Silicon
                        Valley Bank

10.17          (6)      Third Party Security agreement dated December 20, 1995 between
                        Silicon Valley Bank and Moffett Design Corporation

10.18          (6)      Warrant to Purchase up to 75,000 Shares of the Company's Common
                        Stock issued to Silicon Valley Bank on December 20, 1995

10.19          (6)      Common Stock Purchase Warrant to Purchase 100,000 Shares of the
                        Company's Common Stock issued to Bain & Company,
                        dated December 15, 1995

10.20          (6)(3)   Employment Offer Letter to Robert Ferngren dated November 9, 1995

11.1                    Computation of Net Loss per Share

27                      Financial Data Schedule


- - ------------------
(1) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3) Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 26, 1993.

(5) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 19, 1995.

(6) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.