Form 10-Q
period 1996-06-16
FRESH CHOICE INC
filed 1996-07-31
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q
(Mark One)
/ X /   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT OF 1934

        For the quarter ended June 16, 1996

                                       OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-20792

                               FRESH CHOICE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               77-0130849
         (State or other jurisdiction of             (I.R.S. Employee
          incorporation or organization)            Identification No.)

          2901 TASMAN DRIVE - SUITE 109, SANTA CLARA, CALIFORNIA 95054
           (Address of principal executives offices)       (Zip Code)

     Registrant's telephone number, including area code:    (408) 986-8661

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of July 14, 1996 was 5,646,228.

                               FRESH CHOICE, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at June 16, 1996
         and December 31, 1995....................................................................   3

         Condensed Consolidated Statements of Operations for the Twelve and Twenty-four Weeks
         ended June 16, 1996 and June 11, 1995 ...................................................   4

         Condensed Consolidated Statements of Cash Flow for the Twelve and Twenty-four Weeks
         ended June 16, 1996 and June 11, 1995....................................................   5

         Notes to Unaudited Condensed Consolidated Financial Statements...........................   6

      Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................   8


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..................................................................  20
      Item 2 - Changes in Securities..............................................................  20
      Item 3 - Defaults Upon Senior Securities....................................................  20
      Item 4 - Submission of Matters to a Vote of Security Holders................................  20
      Item 5 - Other Information..................................................................  20
      Item 6 - Exhibits and Reports on Form 8-K...................................................  20


     PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                                     June 16,      December 31,
                                                                        1996              1995
                                                                  -----------      ------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    613          $  1,294
  Receivables                                                            358               207
  Inventories                                                            447               465
  Pre-opening costs                                                       53               117
  Refundable income taxes                                                 45             1,602
  Prepaid expenses and other current assets                              552               686
                                                                    --------          --------
  Total current assets                                                 2,068             4,371

PROPERTY AND EQUIPMENT, net                                           31,608            31,983

LEASE ACQUISITION COSTS, net                                             596               630

DEPOSITS AND OTHER ASSETS                                                302               322
                                                                    --------          --------

TOTAL                                                               $ 34,574          $ 37,306
                                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,794          $  2,909
  Accrued salaries and wages                                           1,568             1,121
  Sales tax payable                                                      835               627
  Other accrued expenses                                               2,573             2,954
  Restructuring reserve                                                4,222             5,266
  Current portion of capital lease obligations                           228               406
                                                                    --------          --------

  Total current liabilities                                           11,220            13,283

CAPITAL LEASE OBLIGATIONS                                                 31                89

OTHER LONG TERM LIABILITIES                                            1,403             1,643
                                                                    --------          --------

Total liabilities                                                     12,654            15,015
                                                                    --------          --------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 250,000 shares authorized;
   none outstanding
Common stock, $.001 par value; 7.5 million shares authorized;
    shares outstanding:  1996-5,645,807; 1995-5,582,449               42,019            41,619
Accumulated deficit                                                  (20,099)          (19,328)
                                                                    --------          --------

Total stockholders' equity                                            21,920            22,291
                                                                    --------          --------

TOTAL                                                               $ 34,574          $ 37,306
                                                                    ========          ========


See accompanying notes to unaudited consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                Twelve Weeks Ended        Twenty-four Weeks Ended
                                               ----------------------     -----------------------
                                                June 16,     June 11,     June 16,       June 11,
                                                   1996         1995         1996            1995
                                               ---------     --------     --------       --------
NET SALES                                      $ 18,793      $19,175       $36,854       $ 36,109

COST AND EXPENSES:
  Cost of sales                                   5,050        5,285        10,103          9,868
  Restaurant operating expenses:
    Labor                                         5,931        6,266        11,837         12,180
    Occupancy and other                           5,247        6,287        10,531         11,852
  Depreciation and amortization                     772        1,364         1,589          2,627
  General and administrative expenses             1,635        2,271         3,431          4,025
                                               --------      -------       -------       --------
  Total costs and expenses                       18,635       21,473        37,491         40,552
                                               --------      -------       -------       --------

OPERATING INCOME (LOSS)                             158       (2,298)         (637)        (4,443)
                                               --------      -------       -------       --------

Interest income                                       1            6             1             52
Interest expense                                    (64)         (50)         (135)           (91)
                                               --------      -------       -------       --------
Interest income (expense), net                      (63)         (44)         (134)           (39)
                                               --------      -------       -------       --------

INCOME (LOSS) BEFORE INCOME TAXES                    95       (2,342)         (771)        (4,482)

Provision for (benefit from) income taxes            --         (780)           --         (1,636)
                                               --------      -------       -------       --------

NET INCOME (LOSS)                              $     95      $(1,562)      $  (771)      $ (2,846)
                                               ========      =======       =======       ========

Net income (loss) per common share             $   0.02      $ (0.28)      $ (0.14)      $  (0.52)
                                               ========      =======       =======       ========

Shares used in computing per share amounts        5,686        5,488         5,605          5,486
                                               ========      =======       =======       ========


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

                                                                            Twenty-four Weeks Ended
                                                                           --------------------------
                                                                           June 16,          June 11,
                                                                               1996              1995
                                                                           --------         ---------
OPERATING ACTIVITIES:
Net loss                                                                    $  (771)          $(2,846)
Adjustments to reconcile net loss to
  net cash provided by operations:
    Depreciation and amortization                                             1,700             2,767
    Issuance of common stock for consulting services                            325                --
    Premium amortization on short-term investments                               --                26
    Loss on sale of short-term investments                                       --                46
    Loss on disposal of property                                                 20               225
    Deferred rent                                                              (115)              204
    Deferred income taxes                                                        --              (382)
    Changes in operating assets and liabilities:
      Receivables                                                               (26)               42
      Inventories                                                                18                35
      Pre-opening costs                                                         (52)             (441)
      Prepaid expenses and other current assets                                 134            (1,121)
      Income taxes payable (refundable)                                       1,557              (263)
      Accounts payable                                                       (1,115)            1,216
      Accrued salaries and wages                                                447               263
      Other accrued expenses                                                   (173)              730
      Restructuring reserve                                                  (1,140)               --
                                                                            -------           -------
Net cash provided by operating activities                                       809               501
                                                                            -------           -------

INVESTING ACTIVITIES:
Capital expenditures                                                         (1,081)           (7,456)
Proceeds from sale of short-term investments                                     --             4,652
Deposits and other assets                                                      (248)              162
                                                                            -------           -------
Net cash used in investing activities                                        (1,329)           (2,642)
                                                                            -------           -------

FINANCING ACTIVITIES:
Common stock sales                                                               75               131
Other note payable - borrowings                                                  --               120
Notes payable and line of credit - borrowings                                 1,701             3,755
Notes payable and line of credit - repayments                                (1,701)           (1,465)
Capital lease obligations - repayments                                         (236)             (186)
                                                                            -------           -------
Net cash (used in) provided by financing activities                            (161)            2,355
                                                                            -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (681)              214
CASH AND CASH EQUIVALENTS:
Beginning of period                                                           1,294             1,542
                                                                            -------           -------
End of period                                                               $   613           $ 1,756
                                                                            =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                      $    37           $    83

Cash paid during the year for income taxes                                  $    --           $    14


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Income tax benefit from employee stock option transactions                  $    --           $    13

Decrease in unrealized loss on investments, net of tax effect of $32        $    --           $   (53)



See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve and Twenty-four Weeks Ended June 16, 1996 and June 11, 1995

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

2. EARNINGS PER SHARE

         Net income (loss) per common and equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common share equivalents, which are common stock options and warrants converted using the treasury stock method, have been excluded from the earnings per share computation for the twenty-four weeks ended June 16, 1996 and for the twelve and twenty-four weeks ended June 11, 1995 as they would be anti-dilutive.

3. RESTRUCTURING RESERVE

         In December 1995, after a thorough analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants (of which seven restaurants were included in the reserve for closures) and a partial write-down of assets to estimated fair value for others.

         The Company recorded a $23,932,000 restructuring charge in connection with the plan which consisted of three parts: (1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to a write-down of assets to fair market value at seven restaurants identified for closure and $10,353,000 related to a write-down of fair market value at 13 other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring.

         The Company reviews the cash flow of each restaurant throughout any given reporting period, and may perform an impairment review of its investment in property and equipment at any given restaurant during a reporting period based on the restaurant's cash flow performance. At least annually, the Company conducts an impairment review of its investment in property and equipment for all of its restaurants on an individual restaurant basis.

         The Company has closed six restaurants to date. Three restaurants were closed at the end of 1995, one restaurant was closed in the first quarter of 1996, and two restaurants were closed in the second quarter of 1996. Five of the six closed restaurants were included in the reserve for closures. The Company negotiated cash payments to landlords to settle the lease obligations for the first four restaurants closed under the restructuring plan and is negotiating the lease settlement with the landlord of the fifth restaurant closed under the plan. The sixth restaurant, which was closed in the second quarter of 1996, was included in the asset impairment charge at year end 1995, and its remaining net assets were charged to operations at the time the restaurant closed. This sixth restaurant closure required no cash payments to the landlord.

         Of the six restaurants closed by the Company to date, two restaurants were in Dallas, Texas; one restaurant was in Federal Way, Washington; and one restaurant each was in San Francisco, Menlo Park and Los Angeles, California.

         The following table sets forth the Company's 1995 restructuring reserve and the reserve balance at December 31, 1995 and June 16, 1996:


                                                               1995    Utilized   Balance,  Utilized   Reclassified     Balance
(dollars in thousands)                                Restructuring          in   Dec. 31,   to date        to date    June 16,
                                                            Reserve        1995       1995      1996           1996        1996
                                                      -------------------------------------------------------------------------
Restaurant closures:
    Non-cash write-down of restaurant assets to
        estimate fair value and other related costs         $ 8,318    $ (8,010)    $  308   $    --          $  --      $  308
    Estimated cash costs associated with restaurant
        closures and settlement of lease obligations          4,655        (205)     4,450      (913)            --       3,537
Impaired restaurants:
    Non-cash write-down of  restaurant assets to
        estimated fair value and other related costs         10,353     (10,027)       326        --             --         326
Other costs, primarily consulting and professional
services related to the restructuring plan:
    Cash costs                                                  106         (80)        26      (109)           108          25
    Non-cash costs                                              500        (344)       156       (22)          (108)         26
                                                            -------------------------------------------------------------------

Total                                                       $23,932    $(18,666)    $5,266   $(1,044)         $  --      $4,222
                                                            ===================================================================

         The Company plans to complete these restaurant closures by the end of 1996 and believes the reserve balance at June 16, 1996 is adequate to cover the remaining estimated costs to be incurred under the plan.

4. INCOME TAXES

         The Company recorded no tax benefit from its operating loss during the twenty-four weeks ended June 16, 1996. The Company reported operating losses in the six consecutive quarters ending with the first quarter of 1996 and a small operating profit in the second quarter of 1996. In late 1995, the Company recorded a full valuation allowance against its net deferred tax assets which consisted primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

5. PREFERRED STOCK PURCHASE AGREEMENT

         On April 26, 1996, subject to approval by the stockholders of the Company at the annual stockholder meeting and certain other conditions, the Company entered into a preferred stock purchase agreement (the "Agreement") with Crescent Real Estate Equities Limited Partnership ("Crescent"). Under the terms of the Agreement, Crescent agreed to purchase 1,187,906 shares of the Company's Series B non-voting convertible preferred stock for $4.63 per share, or approximately $5,500,000, in a private offering. Crescent will also have an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share for a period of three years following its initial investment.

         The Series B non-voting preferred stock will be convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting preferred stock, Series B non-voting preferred stock and Series C non-voting preferred stock will be convertible, at the holders' option, into Common Stock on a one-for-one basis. The Series A preferred stock will entitle its holders to vote with

Common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred Stock will have a separate right to approve certain corporate actions. In the event of a failure by Fresh Choice, Inc. to achieve earnings targets (before interest, taxes, depreciation, and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), any Series A preferred stockholders would elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, Fresh Choice may force a mandatory conversion of the Series A preferred stock to Common Stock. All shares of Series A, Series B and Series C preferred stock will be senior to the Company's Common Stock with respect to dividends and with respect to distributions on liquidation.

         In connection with the Agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C preferred stock.

6. COMMON STOCK

         In April 1996, the Company issued to outside consultants 50,000 shares of its common stock as payment for accrued consulting services. These shares were recorded at their fair value of $6.50 per share on the date the Board of Directors approved the issuance of the shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve and twenty-four weeks ended June 16, 1996 as compared to the twelve and twenty-four weeks ended June 11, 1995. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 1995 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the Company's ability to implement and the effectiveness of its previously-announced restructuring plan; fluctuations in quarterly results; the ability of Fresh Choice to obtain funds to pursue its future plans; future profitability; customer receptiveness to new products and the new prototype restaurant; competitive pressures in the food-service marketplace; the changing tastes of consumers; the effect of general economic conditions; and the Company's ability to secure and retain services of experienced personnel. Actual results could differ materially from those described in the forward-looking statements as a result of the risk factors set forth herein.

Liquidity and Capital Resources

         The Company's primary capital requirement has been for the expansion of its restaurant operations which the Company has traditionally financed with funds from equity offerings, cash flow from operations, landlord allowances and short-term bank debt. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

         Although the Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably, the Company suspended its expansion plans during 1995, reviewed the operating performance of all of its restaurants, and identified those restaurants which did not meet its expectations for operating performance. At the end of 1995, after a thorough analysis of the sales potential and operating economics of every restaurant in the chain, the Company announced a major restructuring plan which called for closing as many as ten of the Company's restaurants and a partial write-down of assets to estimated fair value in other restaurants.

         The Company recorded a $23,932,000 restructuring charge in connection with the plan which consisted of three parts: (1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to a write-down of assets to fair market value at seven restaurants identified for closure and $10,353,000 related to a write-down of fair market value at 13 other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring.

         The Company reviews the cash flow of each restaurant throughout any given reporting period, and may perform an impairment review of its investment in property and equipment at any given restaurant during a reporting period based on the restaurant's cash flow performance. At least annually, the Company conducts an impairment review of its investment in property and equipment for all of its restaurants on an individual restaurant basis.

         The Company has closed six restaurants to date. Three restaurants were closed at the end of 1995, one restaurant was closed in the first quarter of 1996, and two restaurants were closed in second quarter of 1996. Five of the six closed restaurants were included in the reserve for closures. The Company negotiated cash payments to landlords to settle the lease obligations for the first four restaurants closed under the restructuring plan and is negotiating the lease settlement with the landlord of the fifth restaurant closed under the plan. The sixth restaurant, which was closed in the second quarter of 1996, was included in the asset impairment charge at year end 1995, and its remaining net assets were charged to operations at the time the restaurant closed. This sixth restaurant closure required no cash payments to the landlord.

         Of the six restaurants closed by the Company to date, two restaurants were in Dallas, Texas; one restaurant was in Federal Way, Washington; and one restaurant each was in San Francisco, Menlo Park and Los Angeles, California.

         The Company estimated it would incur cash costs of $4.8 million in connection with restaurant closures and the related lease settlements. To date, the Company has incurred cash costs of approximately $1.3 million, disbursing $1.0 million during the twenty-four weeks ended June 16, 1996. The Company plans to complete these restaurant closures by the end of 1996, and believes the restructuring reserve balance at June 16, 1996 is adequate to cover the remaining estimated costs to be incurred under the plan.

         The Company opened one restaurant during the twelve and twenty-four weeks ended June 16, 1996, a leased in-line location in Roseville, California. This restaurant is a new store model which the Company plans to use as a prototype for any future expansion. The model reduces the Company's average cash investment per unit, has a more efficient operating layout and is designed to have a warmer, more inviting atmosphere.

         The Company intends to resume its restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its operating cash requirements and near-term capital requirements for closing as many as four additional restaurants can be met through cash provided by operations and its available bank line of credit that expires in November 1996. However, the Company is seeking additional debt or equity financing to provide greater flexibility toward improving its operating performance, which could permit it to resume expansion.

         On April 26, 1996, subject to approval by the stockholders of the Company at the annual stockholder meeting and certain other conditions, the Company entered into a preferred stock purchase agreement (the "Agreement") with Crescent Real Estate Equities Limited Partnership ("Crescent"). Under the terms of the Agreement, Crescent agreed to purchase 1,187,906 shares of the Company's Series B non-voting convertible preferred stock for $4.63 per share, or approximately $5,500,000, in a private offering. Crescent will also have an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share for a period of three years following its initial investment.

         The Series B non-voting preferred stock will be convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting preferred stock, Series B non-voting preferred stock and Series C non-voting preferred stock will be convertible, at the holders' option, into Common Stock on a one-for-one basis. The Series A preferred stock will entitle its holders to vote with Common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred Stock will have a separate right to approve certain corporate actions. In the event of a failure by Fresh Choice, Inc. to achieve earnings targets (before interest, taxes, depreciation, and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), any Series A preferred stockholders would elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, Fresh Choice may force a mandatory conversion of the Series A preferred stock to Common Stock. All shares of Series A, Series B and Series C preferred stock will be senior to the Company's Common Stock with respect to dividends and with respect to distributions on liquidation.

         In connection with the Agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C preferred stock.

         For the twenty-four weeks ended June 16, 1996 and June 11, 1995, the Company invested $1.1 million and $7.5 million, respectively, in property and equipment. In 1996, the investment consisted primarily of spending on the new prototype restaurant opened in the second quarter of 1996. The Company funded this investment through bank debt and cash flow from operations. In 1995, the investment included spending on seven new restaurants opened in 1995, of which two were opened in the first quarter of 1995, four in the second quarter of 1995, and one in the third quarter of 1995. The Company funded this investment through the sale of short-term investments, bank debt and cash flow from operations.

         During the twenty-four weeks ended June 16, 1996 and June 11,1995, operating activities provided $0.8 million and $0.5 million of cash, respectively. The Company typically has realized a seasonal increase in restaurant sales and restaurant operating income beginning in its second quarter and continuing through its third fiscal quarter.

         At June 16, 1996, the Company had no borrowing under its $5 million bank line of credit that expires in November 1996. Borrowings under the line bear interest at the prime rate (8.25% on June 16, 1996) plus 2%. The initial $2 million available under the line is collateralized by the Company's personal property, and subsequent advances, if any, will be collateralized by executed leasehold interests in certain Company restaurants. The line of credit agreement requires the Company to achieve minimum sales, cash flow and fixed charge coverage, limits the Company's capital spending, debt to tangible net worth ratio and debt to cash flow ratio, and prohibits the payment of dividends. The Company was in compliance with these covenants as of June 16, 1996.

         Total long-term debt outstanding as of June 16, 1996 was $0.4 million, a decrease of $0.2 million from December 31, 1995. The long-term debt consists of $0.3 million of obligations under capital equipment leases and a $0.1 million note for site construction costs which is included in other long-term liabilities on the balance sheet.


Impact of Inflation

         The Company has not experienced a significant overall impact from inflation.

Business Risks

         Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable quarterly results. These risks include:

         Recent Operating Losses. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss and has reported additional operating losses in each subsequent quarter until the second quarter of 1996, during which the Company reported a small operating profit.

         Beginning late in the third quarter of fiscal 1994, the Company began reporting significant comparable real store sales declines. Comparable real store sales continued to decline in each quarter of

1995 compared to the respective quarters in the prior year, although the magnitude of these declines lessened in the third and fourth quarters of 1995. The Company reported a 0.3% decline in comparable real store sales in the first quarter of 1996. Following the introduction of a one-price system and termination of discount programs, the Company reported an 8.6% decline in comparable real store sales in the second quarter of 1996. There can be no assurance that comparable real store sales will improve or that the Company will return to long-term profitability.

         Expansion. The Company has experienced substantial growth in recent years, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, the Company announced in December 1995 a restructuring plan to close as many as ten restaurants. The Company has closed six restaurants to date, including three at the end of 1995, one in the first quarter of 1996 and two in the second quarter of 1996. The Company has opened one restaurant to date in 1996, which is a new store model with a reduced cash investment, more efficient operating layout and a warmer ambiance which the Company intends to use as a prototype for any future expansion. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's ability to implement successfully its expansion strategy will depend upon a variety of factors, including the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control. On a long-term basis, the Company intends to continue to increase its presence in California and to expand its operations in additional markets outside of California, assuming its financial performance improves. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. The Company opened five restaurants in Texas, three restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area during fiscal years 1993, 1994 and 1995. Of the six restaurants closed by the Company to date, two were in Texas, one was in the state of Washington, and three were in California.

         Geographic Concentration. As of June 16, 1996, 45 of the Company's 53 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable real store sales. The Company expects additional sales pressure may be experienced at the individual restaurants as it continues to expand within existing market areas. There can be no assurance that such continued expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on net sales than if the Company's restaurants were more broadly dispersed.

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

         Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been and may continue to be materially impacted by the timing of new restaurant openings or planned restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year-end date, the last Sunday in December, which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable real store sales, which have been negative in the eight quarters beginning in the third quarter of 1994, may continue to be negative.

         Dependence on Key Personnel. The success of the Company depends on the efforts of key management personnel. The Company's success will depend on its ability to motivate and retain its key employees and to attract qualified personnel, particularly general managers, for its restaurants. In 1995, several senior corporate office employees left the Company. The Company is currently assessing its management needs and has hired, or plans to hire, personnel to fill those positions which it believes are necessary to provide continuity of direction for the Company and to execute the Company's business plan. There can be no assurance that these new employees will be hired, or if hired, will be able to perform effectively, or that significant management turnover will not continue in the future.

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

         Competition. The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional self-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. The Company believes that it competes favorably with respect to these factors, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price-value relationship.

         Ability to Obtain Financing. The Company intends to resume restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements for closing as many as four additional restaurants can be met through cash provided by operations and its available bank line of credit. However, the Company is seeking additional debt or equity financing to provide greater flexibility toward improving its operating performance and has entered into an agreement with Crescent Real Estate Equities Limited Partnership ("Crescent") to provide funds of approximately $5,500,000 in a private offering, subject to stockholder approval and other conditions. If such stockholder approval is not obtained or if the Company's transaction with Crescent is not concluded for any other reason, there can be no assurance that the Company will be able to obtain financing when needed on acceptable terms or at all.

Results of Operations

         The following table set forth items in the Company's statement of operations as a percentage of sales and certain operating data for the periods indicated:


(Dollars in thousands)                                 Twelve Weeks Ended                  Twenty-four Weeks Ended
(Unaudited)                                    ---------------------------------     ------------------------------------
                                                 June 16, 1996     June 11, 1995       June 16, 1996       June 11, 1995
                                               ----------------  ---------------     ----------------  ------------------
NET SALES                                      $ 18,793 100.0 %  $19,175  100.0 %    $36,854  100.0 %  $36,109    100.0 %
COST AND EXPENSES:
  Cost of sales                                   5,050  26.9 %    5,285   27.6 %     10,103   27.4 %    9,868     27.3 %
  Restaurant operating expenses:
         Labor                                    5,931  31.6 %    6,266   32.7 %     11,837   32.1 %   12,180     33.7 %
         Occupancy and other                      5,247  27.9 %    6,287   32.8 %     10,531   28.6 %   11,852     32.8 %
  Depreciation and amortization                     772   4.1 %    1,364    7.1 %      1,589    4.3 %    2,627      7.3 %
  General and administrative expenses             1,635   8.7 %    2,271   11.8 %      3,431    9.3 %    4,025     11.2 %
                                               --------------    --------------      --------------    ----------------
  Total costs and expenses                       18,635  99.2 %   21,473  112.0 %     37,491  101.7 %   40,552    112.3 %
                                               --------------    --------------      --------------    ----------------
OPERATING (INCOME) LOSS                             158   0.8 %   (2,298) (12.0)%       (637)  (1.7)%   (4,443)   (12.3)%
                                               --------------    --------------      --------------    ----------------
Interest income                                       1    -- %        6     -- %          1     -- %       52      0.1 %
Interest expense                                    (64) (0.3)%      (50)  (0.2)%       (135)  (0.4)%      (91)    (0.2)%
                                               --------------    --------------      --------------    ----------------
Interest income (expense), net                      (63) (0.3)%      (44)  (0.2)%       (134)  (0.4)%      (39)    (0.1)%
                                               --------------    --------------      --------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES                    95   0.5 %   (2,342) (12.2)%       (771)  (2.1)%   (4,482)   (12.4)%
Provision for (benefit from) income taxes            --    -- %     (780)   4.1 %         --     -- %   (1,636)     4.5 %
                                               --------------    --------------      --------------    ----------------
NET INCOME (LOSS)                              $     95   0.5 %  $(1,562)  (8.1)%    $  (771)  (2.1)%  $(2,846)    (7.9)%
                                               ==============    ==============      ==============    ================

Number of restaurants:
Open at beginning of period                          54               53                  55                51
Open at end of period                                53               57                  53                57



         The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the year:

(Dollars in thousands)                                     Twelve Weeks Ended                        Twenty-four Weeks Ended
(Unaudited)                                      --------------------------------------       ------------------------------------
                                                  June 16, 1996          June 11, 1995          June 16, 1996       June 11, 1995
                                                 ---------------       ----------------       ----------------     ---------------
NET SALES                                        $  350   100.0%       $  347   100.0 %       $  681   100.0 %     $  674  100.0 %
COST AND EXPENSES:
  Cost of sales                                      94    26.9%           96    27.6 %          187    27.4 %        184   27.3 %
  Restaurant operating expenses:
         Labor                                      111    31.6%          113    32.7 %          219    32.1 %        227   33.7 %
         Occupancy and other                         98    27.9%          114    32.8 %          195    28.6 %        221   32.8 %
  Depreciation and amortization                      14     4.1%           25     7.1 %           29     4.3 %         49    7.3 %
  General and administrative expenses                30     8.7%           41    11.8 %           63     9.3 %         75   11.2 %
                                                 --------------        --------------         --------------       -------------
  Total costs and expenses                          347    99.2%          389   112.0 %          693   101.7 %        756  112.3 %
                                                 --------------        --------------         --------------       -------------
OPERATING (INCOME) LOSS                          $    3     0.8%       $  (42)  (12.0)%       $  (12)   (1.7)%     $  (82) (12.3)%
                                                 ==============        ===============        ===============      =============

Average restaurants open during the period        53.65                 55.33                  54.12                53.59


Results of Operations:  Twelve Weeks Ended June 16, 1996
Compared to Twelve Weeks Ended June 11, 1995

         Net Sales Net sales for the second quarter ended June 16, 1996 were $18.8 million, a $0.4 million, or 2%, decrease from sales of $19.2 million for same twelve weeks ended June 11, 1995. The components of the net decrease in sales were:

     The absence of sales from six closed restaurants (of which three were closed near the end of fiscal 1995, one was closed in the first quarter of 1996, and two were closed in the second quarter of 1996) .....................................  $(0.9) million

     Incremental sales from six restaurants opened since the beginning of the second quarter of 1995 (of which four were opened in the second quarter of 1995, one in the third quarter of 1995 and one in the second quarter of 1996) .................................................  $ 0.7  million

     Decline in sales for the remaining 47 restaurants opened prior to the second quarter of 1995.................................................................  $(0.2) million

         Comparable real store sales, which include only sales for restaurants open at least 18 months, declined 8.6% during the second quarter of 1996 versus the same period in the prior year. The Company introduced a one-price system at the end of the first quarter of 1996, replacing its former two-tier pricing structure, and terminated certain discount programs during the second quarter. As a result, the customer's average meal check increased to $6.73 at the end of the second quarter of 1996 from $6.18 during the second quarter of 1995. The Company believes that as a result of the termination of certain discount programs, it lost a portion of its price-sensitive customer segment, although the Company believes this segment is the smallest and least profitable segment of its customer base. Net sales per restaurant averaged $350,000 in 1996 and $347,000 in 1995.

         Costs and Expenses. Cost of sales (food and beverage costs) decreased as a percentage of net sales to 26.9% in the second quarter of 1996 compared to 27.6% in the second quarter of 1995. The decrease is attributed to the Company's new one-price system introduced at the end of the first quarter of 1996 and termination of discount programs during the second quarter of 1996. These actions resulted in a higher average customer check that was more than adequate to cover the higher food costs from the Company's first-quarter roll-out of a major food program. The Company's new food program, developed with a food consulting firm that emphasized market research and consumer trends in developing new menu items, introduced new recipes and upgraded existing recipe favorites.

         Restaurant operating expenses decreased as a percentage of net sales to 59.5% in the second quarter of 1996 from 65.5% for the second quarter of 1995. Tighter management controls and cost reduction programs produced substantial reductions in variable operating costs. The relationship of restaurant operating costs to net sales also improved as a result of the absence non recurring charges incurred in the second quarter of 1995 related to the Company's curtailment of restaurant expansion and, to a lesser extent, the absence of fixed costs on six low-volume restaurants closed to date in connection with the Company's restructuring plan.

         Depreciation and amortization decreased $0.6 million in the second quarter of 1996 compared to the second quarter of 1995 and also decreased as a percentage of net sales to 4.1% in the second quarter of 1996 compared to 7.1% in the second quarter of 1995. The Company's curtailment of restaurant expansion in 1995 resulted in a $0.3 million reduction in restaurant start-up cost amortization in the second quarter of 1996 compared to the same period in 1995. The write-down of assets to estimated fair value in connection with the Company's restructuring plan in late 1995 contributed to a $0.3 million reduction in restaurant depreciation expense in the second quarter of 1996 compared to the second quarter of 1995.

         General and administrative expenses were $1.6 million for second quarter of 1996, a decrease of $0.7 million compared to expenses of $2.3 million for the second quarter of 1995. In the second quarter of 1995, the Company recorded a non recurring $0.5 million charge for executive and corporate employee severance payments related to the Company's change in management and curtailment of its restaurant expansion. Effective cost controls in the current quarter accounted for the balance of the decrease in expense.

         Interest Income. The Company had no material interest income and no invested cash balances during the second quarter of 1996 or during the second quarter of 1995. The Company sold the final investments from its December 1992 initial public offering and its July 1993 secondary offering during the first quarter of 1995 to finance the construction of the seven restaurants opened in 1995.

         Interest Expense. Interest expense was $64,000 in the second quarter of 1996 compared to $50,000 in the second quarter of 1995. Interest expense consists primarily of interest on line of credit borrowings and capital lease obligations.

         Income Taxes. The Company recorded no provision for income taxes on its operating profit in the second quarter of 1996. The Company has incurred operating losses in six consecutive quarters ending with the first quarter of 1996. In late 1995, the Company recorded a full valuation allowance against its net deferred tax assets consisting primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

Results of Operations:  Twenty-four Weeks Ended June 16, 1996
Compared to Twenty-four Weeks Ended June 11, 1995

         Net Sales Net sales for twenty-four weeks ended June 16, 1996 were $36.9 million, a $0.8 million, or 2%, increase over sales of $36.1 million for the twenty-four weeks ended June 11, 1995. The significant components of the net increase in sales were:

    The absence of sales from six closed restaurants (of which three were closed near the end of fiscal 1995, one was closed in the first quarter of 1996, and two were closed in the second quarter of 1996) .....................................  $(1.5) million

    Incremental sales from eight restaurants opened since the beginning  of fiscal
         1995 (of which two were opened in the first quarter of 1995, four in the second quarter of 1995, one in the third quarter of 1995 and one in the second quarter of 1996)..........................................  $ 2.4  million

    Decline in sales for the remaining 45 restaurants opened prior to 1995...............  $(0.2) million


         Comparable real store sales, which include only sales for restaurants open at least 18 months, declined 4.7% during the first half of 1996 versus the same period in the prior year. In the first and second quarters of 1996, comparable real store sales declined 0.3% and 8.6%, respectively. At the end of the first quarter of 1996, the Company introduced a one-price system, replacing its former two-tier pricing structure, and, during the second quarter, the Company terminated certain discount programs. As a result, the customer's average meal check increased to $6.73 at the end of the second quarter of 1996 from $6.18 during the second quarter of 1995. The Company believes it lost a portion of its price-sensitive customer segment during the second quarter, although the Company believes this segment is the smallest and least profitable segment of its customer base. Net sales per restaurant averaged $681,000 in 1996 and $674,000 in 1995.

         Costs and Expenses. Cost of sales (food and beverage costs) was 27.4% of net sales in the twenty-four weeks ended June 16, 1996, a slight increase compared to 27.3% for the twenty-four weeks ended June 11, 1995. In the first quarter of 1996, the Company launched the roll-out of a major, higher-cost food program that introduced new recipes and upgraded existing recipe favorites and that resulted in an increase in food and beverage costs to 28.0% in the first quarter compared to 27.0% in last year's first quarter. Just before the end of the first quarter, the Company followed the roll-out of its new food program with a new one-price system and, during the second quarter, the Company terminated discount programs. These actions resulted in a higher average customer check in the second quarter that was more than adequate to cover the higher food costs. As a result, the second quarter's food and beverage costs decreased to 26.9% from 27.6% last year, and food and beverage costs remained about even for the first twenty-four weeks of 1996 and 1995, respectively.

         Restaurant operating expenses decreased as a percentage of net sales to 60.7% in the twenty-four weeks ended June 16, 1996 compared to 66.5% in the twenty-four weeks ended June 11, 1995. Tighter management controls and cost reduction programs produced substantial reductions in variable operating costs. The relationship of restaurant operating costs to net sales also improved as a result of the absence non recurring charges incurred in the first twenty-four weeks of 1995 related to the Company's curtailment of restaurant expansion and, to a lesser extent, the absence of fixed costs on six low-volume restaurants closed to date in connection with the Company's restructuring plan.

         Depreciation and amortization decreased $1.0 million in the twenty-four weeks ended June 16, 1996 compared to the first twenty-four weeks of 1995 and also decreased as a percentage of net sales to 4.3% in the current period compared to 7.3% in the same period of 1995. The Company's curtailment of restaurant expansion in 1995 resulted in a $0.6 million reduction in restaurant start-up cost amortization in the twenty-four weeks ended June 16, 1996 compared to the same period in 1995. The write-down of assets to estimated fair value in connection with the Company's restructuring plan in late 1995 contributed to a $0.6 million reduction in restaurant depreciation expense in the twenty-four weeks ended June 16, 1996 compared to the twenty-four weeks ended June 11, 1995.

         General and administrative expenses were $3.4 million for the twenty-four weeks ended June 16, 1996, a decrease of $0.6 million compared to expenses of $4.0 million for the first twenty-four weeks of 1995. In the second quarter of 1995, the Company incurred a one-time charge of $0.5 million for executive and corporate employee severance payments related to the Company's change in management and curtailment of its restaurant expansion. Effective cost controls in the current year accounted for the balance of the decrease in expense.

         Interest Income. The Company had no material interest income and no invested cash balances during the twenty-four weeks ended June 16, 1996. During the twenty-four weeks ended June 11, 1995, the Company sold its final invested balances from its December 1992 initial public offering and its July 1993 secondary offering to finance the construction of the seven restaurants opened in 1995 and recorded interest income of $52,000 on its investments.

         Interest Expense. Interest expense was $135,000 in the twenty-four weeks ended June 16, 1996 compared to $91,000 in the twenty-four weeks ended June 11, 1995. Interest expense consists primarily of interest on line of credit borrowings and capital lease obligations.


         Income Taxes. The Company recorded no tax benefit on its operating loss in the twenty-four weeks ended June 16, 1996. The Company has incurred operating losses in six consecutive quarters ending with the first quarter of 1996. In late 1995, the Company recorded a full valuation allowance against its net deferred tax assets consisting primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On January 9, 1995, a class action lawsuit was filed in the United States District Court for the Northern District of California, San Jose division, naming the Company, certain of its directors, and current and former officers as defendants. The lawsuit alleged that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Company's stock. The suit was purportedly brought on behalf of a class of purchasers of the Company's stock during the period from July 15, 1993 to December 15, 1994. On March 20, 1995 the plaintiffs filed an amended complaint, which added as defendants the co-lead underwriters of the Company's initial and secondary public offerings and three securities analysts employed by the underwriters. The amended complaint also expanded the alleged class period to include purchasers of the Company's stock during the period from December 8, 1992 to February 9, 1995. On December 7, 1995, the Court dismissed the amended complaint, with leave for further amendment. Plaintiffs filed a Second Amended Complaint on February 27, 1996. This complaint alleges that Fresh Choice and certain of its current and former officers and directors misrepresented or failed to disclose material facts about the Company's operations and financial results during the period from February 15, 1994 through February 9, 1995, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss this lawsuit on March 29, 1996. No hearing on the Company's motion has yet been set.The Company has reviewed the allegations in the lawsuit, believes them to be without merit, and is defending itself vigorously. The Company does not believe that the lawsuit will result in a material impact on its financial position or operations.


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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 16, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRESH CHOICE, INC.
                                    (Registrant)


                                    /S/ Charles A. Lynch
                                    --------------------------------------------
                                    Charles A. Lynch
                                    Chairman of the Board and Director
                                    (Principal Executive Officer)



                                    /S/ David A. Anderson
                                    --------------------------------------------
                                    David A. Anderson
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  July 31, 1996

                          INDEX TO FORM 10-Q EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION
- --------------------------------------------------------------------------------
3.1           (1)      Certification of Incorporation of Fresh Choice, Inc.

3.2           (8)      Amended By-Laws of Fresh Choice, Inc. dated April 11,
                       1996

10.1          (1)      Form of Indemnity Agreement for directors and officers

10.2          (2)  (3) Second Amended and Restated 1988 Stock Option Plan

10.3          (2)  (3) 1992 Employee Stock Purchase Plan

10.4          (1)      Series A Preferred Stock Purchase Agreement dated August
                       10, 1988

10.5          (1)      Series B Preferred Stock Purchase Agreement dated July
                       21, 1989

10.6          (1)      Series C Preferred Stock Purchase Agreement dated January
                       15, 1990

10.7          (1)      Master Lease and Warrant Agreement with Equitec Leasing
                       Company and Warrant dated January 18, 1990

10.8          (8)      Preferred Stock Purchase Agreement with Crescent Real
                       Estate Equities Limited Partnership dated April 26, 1996

10.9          (1)      Series D Preferred Stock Purchase Agreement dated April
                       17, 1991

10.10         (5)      Amendment No. 1 dated September 3, 1993 to the Business
                       Loan Agreement dated September 3, 1993.

10.11         (5)      Amendment No. 2 dated November 15, 1993 to the Business
                       Loan Agreement dated September 3, 1993.

10.12         (1)      Amendment dated December 1, 1992 to Preferred Stock
                       Purchase Agreements

10.13         (4)      Business Loan Agreement dated September 3, 1993 with Bank
                       of America National Trust and Savings Association

10.14         (5)      Amendment No. 4 dated March 31, 1995 to the Business Loan
                       Agreement dated September 3, 1993

10.15         (5)      Amendment No. 3 dated April 27, 1994 to the Business Loan
                       Agreement dated September 3, 1993

10.16         (6)      Loan and Security Agreement dated December 20, 1995 with
                       Silicon Valley Bank

10.17         (6)      Third Party Security agreement dated December 20, 1995
                       between Silicon Valley Bank and Moffett Design
                       Corporation

10.18         (6)      Warrant to Purchase up to 75,000 Shares of the Company's
                       Common Stock issued to Silicon Valley Bank on December
                       20, 1995

10.19         (6)      Common Stock Purchase Warrant to Purchase 100,000 Shares
                       of the Company's Common Stock issued to Bain & Company, dated December 15, 1995

10.20         (6)  (3) Employment Offer Letter to Robert Ferngren dated November
                       9, 1995

INDEX TO FORM 10-Q EXHIBITS continued

EXHIBIT
     NO.                                 DESCRIPTION
- --------------------------------------------------------------------------------
10.21         (3)      Amendment dated July 29, 1996 to Employment Offer Letter
                       to Robert Ferngren

11.1                   Computation of Net Loss per Share

27            (7)      Financial Data Schedule


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

(7)  Included in EDGAR filing only.

(8) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996.