Form 10-Q
period 1996-09-08
FRESH CHOICE INC
filed 1996-10-23
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 8, 1996
                           -----------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. _____ Yes _____No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of October 6, 1996 was 5,647,273.

                               FRESH CHOICE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets at September 8, 1996
       and December 31, 1995................................................   3

       Condensed Consolidated Statements of Operations for the Twelve and
       Thirty-six Weeks ended September 8, 1996 and September 3, 1995 ......   4

       Condensed Consolidated Statements of Cash Flow for the Thirty-six
       Weeks ended September 8, 1996 and September 3, 1995..................   5

       Notes to Unaudited Condensed Consolidated Financial Statements.......   6

  Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................  10

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings................................................  21
  Item 2 - Changes in Securities............................................  21
  Item 3 - Defaults Upon Senior Securities..................................  21
  Item 4 - Submission of Matters to a Vote of Security Holders..............  21
  Item 5 - Other Information................................................  21
  Item 6 - Exhibits and Reports on Form 8-K.................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                September 8,    December 31,
                                                                        1996            1995
                                                                ------------    ------------
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $  1,935        $  1,294
  Receivables                                                            255             207
  Inventories                                                            447             465
  Pre-opening costs                                                       41             117
  Refundable income taxes                                                 44           1,602
  Prepaid expenses and other current assets                              788             686
                                                                    --------        --------
  Total current assets                                                 3,510           4,371

PROPERTY AND EQUIPMENT, net                                           30,400          31,983

LEASE ACQUISITION COSTS, net                                             579             630

DEPOSITS AND OTHER ASSETS                                                287             322
                                                                    --------        --------
TOTAL                                                               $ 34,776        $ 37,306
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                  $  3,006        $  2,909
  Accrued salaries and wages                                           1,631           1,121
  Sales tax payable                                                      705             627
  Other accrued expenses                                               2,355           2,954
  Restructuring reserve                                                3,369           5,266
  Current portion of capital lease obligations                           155             406
                                                                    --------        --------
  Total current liabilities                                           11,221          13,283

CAPITAL LEASE OBLIGATIONS                                                  2              89

OTHER LONG TERM LIABILITIES                                            1,301           1,643
                                                                    --------        --------
Total liabilities                                                     12,524          15,015
                                                                    --------        --------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 250,000 shares authorized;
   none outstanding
Common stock, $.001 par value; 7.5 million shares authorized;
    shares outstanding:  1996-5,646,319; 1995-5,582,449               42,022          41,619
Accumulated deficit                                                  (19,770)        (19,328)
                                                                    --------        --------
Total stockholders' equity                                            22,252          22,291
                                                                    --------        --------
TOTAL                                                               $ 34,776        $ 37,306
                                                                    ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                 Twelve Weeks Ended             Thirty-six Weeks Ended
                                             ----------------------------    ----------------------------
                                             September 8,    September 3,    September 8,    September 3,
                                                     1996            1995            1996            1995
                                             ------------    ------------    ------------    ------------
NET SALES                                        $ 18,644        $ 21,660        $ 55,498        $ 57,769

COST AND EXPENSES:
  Cost of sales                                     5,040           5,878          15,143          15,746
  Restaurant operating expenses:
    Labor                                           5,784           6,528          17,621          18,708
    Occupancy and other                             5,207           6,442          15,738          18,294
  Depreciation and amortization                       758           1,390           2,347           4,017
  General and administrative expenses               1,459           1,733           4,890           5,758
                                                 --------        --------        --------        --------
  Total costs and expenses                         18,248          21,971          55,739          62,523
                                                 --------        --------        --------        --------
OPERATING INCOME (LOSS)                               396            (311)           (241)         (4,754)
                                                 --------        --------        --------        --------
Interest income                                      --                 1               1              53
Interest expense                                      (67)            (49)           (202)           (140)
                                                 --------        --------        --------        --------
Interest income (expense), net                        (67)            (48)           (201)            (87)
                                                 --------        --------        --------        --------
INCOME (LOSS) BEFORE INCOME TAXES                     329            (359)           (442)         (4,841)

Provision for (benefit from) income taxes            --              (131)           --            (1,767)
                                                 --------        --------        --------        --------
NET INCOME (LOSS)                                $    329        $   (228)       $   (442)       $ (3,074)
                                                 ========        ========        ========        ========
Net income (loss) per common share               $   0.06        $  (0.04)       $  (0.08)       $  (0.56)
                                                 ========        ========        ========        ========
Shares used in computing per share amounts          5,664           5,509           5,619           5,493
                                                 ========        ========        ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

                                                                        Thirty-six Weeks Ended
                                                                      ---------------------------
                                                                      September 8,   September 3,
                                                                              1996           1995
                                                                      ------------   ------------
OPERATING ACTIVITIES:

Net loss                                                                   $  (442)      $  (3074)
Adjustments to reconcile net loss to
  net cash provided by operations:
    Depreciation and amortization                                            2,510          4,225
    Issuance of common stock for consulting services                           325           --
    Premium amortization on short-term investments                            --               26
    Loss on sale of short-term investments                                    --               46
    Loss on disposal of property                                                73            210
    Deferred rent                                                             (284)          (304)
    Deferred income taxes                                                     --             (446)
    Changes in operating assets and liabilities:
      Receivables                                                              (48)           (30)
      Inventories                                                                8             36
      Pre-opening costs                                                        (58)          (498)
      Prepaid expenses and other current assets                               (102)        (1,215)
      Income taxes payable (refundable)                                      1,558           (263)
      Accounts payable                                                          97            806
      Accrued salaries and wages                                               510            317
      Other accrued expenses                                                  (521)         1,590
      Restructuring reserve                                                 (1,274)          --
                                                                           -------        -------
Net cash provided by operating activities                                    2,352          1,426
                                                                           -------        -------

INVESTING ACTIVITIES:
Capital expenditures                                                        (1,323)        (7,491)
Proceeds from sale of short-term investments                                  --            4,652
Deposits and other assets                                                     (127)           690
                                                                           -------        -------
Net cash used in investing activities                                       (1,450)        (2,149)
                                                                           -------        -------

FINANCING ACTIVITIES:
Common stock sales                                                              78            158
Other note payable - borrowings (repayments)                                    (1)           120
Notes payable and line of credit - borrowings                                1,701          4,405
Notes payable and line of credit - repayments                               (1,701)        (4,405)
Capital lease obligations - repayments                                        (338)          (284)
                                                                           -------        -------
Net cash used in financing activities                                         (261)            (6)
                                                                           -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               641           (729)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                          1,294          1,542
                                                                           -------        -------
End of period                                                              $ 1,935        $   813
                                                                           =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                   $    46        $   140
Cash paid during the period for income taxes                               $  --          $    38

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Income tax benefit from employee stock option transactions                 $  --          $    15
Decrease in unrealized loss on investments, net of tax effect of $32       $  --          $   (53)

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve and Thirty-six Weeks Ended September 8, 1996 and September 3,
1995

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

2. EARNINGS PER SHARE

         Net income (loss) per common and equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common share equivalents, which are common stock options and warrants assumed converted using the treasury stock method, have been excluded from the earnings per share computation for the twelve weeks ended September 3, 1995 and the thirty-six weeks ended September 8, 1996 and September 3, 1995 as they would be anti-dilutive.

3. RESTRUCTURING RESERVE

         In December 1995, after a thorough analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants (of which seven restaurants were included in the reserve for closures) and a partial write-down of assets to estimated fair value for thirteen other restaurants.

         The Company recorded a $23,932,000 restructuring charge in connection with the plan which consisted of three parts: (1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to a write-down of assets to fair market value at seven restaurants identified for closure and $10,353,000 related to a write-down to fair market value at 13 other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring.

         The Company has closed eight restaurants to date: three restaurants at the end of 1995, one in the first quarter of 1996, two in the second quarter of 1996, and two in the third quarter of 1996. The first five of the eight closed restaurants were included in the 1995 reserve for closures. For four of these closed restaurants, the Company negotiated cash payments to landlords to settle the lease obligations and for the fifth restaurant the Company assumed a contingent liability in connection with a sublease agreement. This contingent liability decreases over a four-year period provided the sublessee is in compliance with the terms of the sublease.

         The last three of the eight closed restaurants were not included in the 1995 reserve for closures although two of the restaurants were included in the 1995 asset impairment reserve. One restaurant closed in the second quarter was included in the 1995 asset impairment reserve, and its remaining net assets were charged to operations at the time the restaurant closed. This restaurant did not require a cash settlement with the landlord. Of the two restaurants closed in the third quarter of 1996, one was included in the 1995 asset impairment reserve, and the Company provided an asset impairment charge in the third quarter of 1996 for the other restaurant. The Company is currently negotiating lease settlements with both landlords.

         During the third quarter of 1996, the Company recorded a $1,618,000 restructuring charge which consisted of (1) a $650,000 non-cash asset impairment charge for one restaurant closed in the third quarter and (2) a $968,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations for both restaurants closed during the quarter.

         During the third quarter of 1996, the Company also reversed $1,618,000 of the 1995 restructuring reserve of which $1,062,000 of the reversal related primarily to lower cash payments for restaurant closures and settlement of lease obligations on the five closed restaurants included in the reserve for closures. The balance of the reversal, or $556,000, was a reversal of the reserve for the non-cash write-down of restaurant assets to estimated fair value and other related costs. The Company attributes the 1995 reserve reversal primarily to lower than expected cash payments to settle lease obligations resulting from an improved real estate market which enabled landlords to locate new tenants for the closed locations.

         The following table sets forth the Company's 1995 and 1996 restructuring reserves and their respective balances at December 31, 1995 and September 8, 1996:

                                                                                       Provided/
(dollars in thousands)                                     1995  Utilized   Balance,  (Reversed)  Utilized    Reclassified   Balance
                                                    Restructure        in   Dec. 31,     to date   to date         to date  Sept. 8,
                                                        Reserve      1995       1995        1996      1996            1996      1996
                                                    --------------------------------------------------------------------------------
1995 Restructuring Reserve:
Restaurant closures:
   Non-cash write-down of restaurant assets to
       estimated fair value and other related costs    $  8,318  $ (8,010)  $    308    $   (230)   $   --        $   --    $     78
   Estimated cash costs associated with restaurant
       closures and settlement of lease obligations       4,655      (205)     4,450      (1,011)     (1,107)         --       2,332

Impaired restaurants:
   Non-cash write-down of  restaurant assets to
       estimated fair value and other related costs      10,353   (10,027)       326        (326)       --            --        --
Other costs, primarily consulting and professional
   services related to the restructuring plan:
   Cash costs                                               106       (80)        26         (51)       (109)          134      --
   Non-cash costs                                           500      (344)       156        --           (22)         (134)     --
                                                       -----------------------------------------------------------------------------
1995 Restructuring Reserve Balance                       23,932   (18,666)     5,266      (1,618)     (1,238)         --       2,410
                                                       -----------------------------------------------------------------------------
1996 Restructuring Reserve:
Restaurant closures:
   Non-cash write-down of restaurant assets to
       estimated fair value and other related costs        --        --         --           650        (622)         --          28
   Estimated cash costs associated with restaurant
       closures and settlement of lease obligations        --        --         --           968         (37)         --         931
                                                       -----------------------------------------------------------------------------
1996 Restructuring Reserve Balance                         --        --         --         1,618        (659)         --         959
                                                       -----------------------------------------------------------------------------
Total Restructuring Reserve Balance                    $ 23,932  $(18,666)  $  5,266    $   --      $ (1,897)     $   --    $  3,369
                                                       =============================================================================

         Of the eight restaurants closed by the Company to date, two restaurants were in Dallas, Texas; one restaurant was in Federal Way, Washington; and one restaurant each was in San Francisco, Menlo Park, Los Angeles, Palm Desert and Fresno, California.

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

         The Company plans to complete these restaurant closures under its restructuring plan by the end of 1996 and believes the reserve balance at September 8, 1996 is adequate to cover the remaining estimated costs to be incurred under the plan.

4. INCOME TAXES

         The Company recorded no tax benefit from its operating loss during the thirty-six weeks ended September 8, 1996. The Company reported operating losses in the six consecutive quarters ending with the first quarter of 1996 and started reporting operating profits in the second and third quarters of 1996. In 1995, the Company recorded a full valuation allowance against its net deferred tax assets which consisted primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

5. PREFERRED STOCK PURCHASE

         On September 13, 1996, in accordance with the terms of the April 26, 1996 preferred stock purchase agreement (the "Agreement") and upon approval of the stockholders at the Company's annual meeting, the Company sold 1,187,906 shares of its Series B non-voting preferred stock to Crescent Real Estate Equities Limited Partnership ("Crescent") for $4.63 per share, or approximately $5,500,000, in a private offering. The Company plans to use the proceeds to build new restaurants, remodel existing restaurants, upgrade its information systems and increase working capital. Under the terms of the Agreement, Crescent also has an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share during a period of three years.

         The Series B non-voting preferred stock is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting preferred stock, Series B non-voting preferred stock and Series C non-voting preferred stock are convertible, at the holders' option, into Common Stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with Common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation, and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders could elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, the Company may force a mandatory conversion of the Series A preferred stock to Common Stock. All shares of Series A, Series B and Series C preferred stock are senior to the Company's Common Stock with respect to dividends and with respect to distributions on liquidation.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve and thirty-six weeks ended September 8, 1996 as compared to the twelve and thirty-six weeks ended September 3, 1995. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 1995 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

         Although the Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably, the Company suspended its expansion plans during 1995, reviewed the operating performance of all of its restaurants, and identified those restaurants which did not meet its expectations for operating performance. At the end of 1995, after a thorough analysis of the sales potential and operating economics of every restaurant in the chain, the Company announced a major restructuring plan which called for closing as many as ten of the Company's restaurants (of which seven restaurants were included in the reserve for closures) and a partial write-down of assets to estimated fair value in thirteen other restaurants.

         The Company recorded a $23,932,000 restructuring charge in connection with the plan which consisted of three parts: (1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to a write-down of assets to fair market value at seven restaurants identified for closure and $10,353,000 related to a write-down to fair market value at 13 other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring.

         The Company has closed eight restaurants to date: three restaurants at the end of 1995, one in the first quarter of 1996, two in the second quarter of 1996, and two in the third quarter of 1996. The first five of the eight closed restaurants were included in the 1995 reserve for closures. For four of these closed restaurants, the Company negotiated cash payments to landlords to settle the lease obligations and for the fifth restaurant the Company assumed a contingent liability in connection with a sublease agreement. This contingent liability decreases over a four-year period provided the sublessee is in compliance with the terms of the sublease.

         The last three of the eight closed restaurants were not included in the 1995 reserve for closures although two of the restaurants were included in the 1995 asset impairment reserve. One restaurant closed in the second quarter was included in the 1995 asset impairment reserve, and its remaining net assets were charged to operations at the time the restaurant closed. This restaurant did not require a cash settlement with the landlord. Of the two restaurants closed in the third quarter of 1996, one was included in the 1995 asset impairment reserve, and the Company provided an asset impairment charge in the third quarter of 1996 for the other restaurant. The Company is currently negotiating lease settlements with both landlords.

         During the third quarter of 1996, the Company recorded a $1,618,000 restructuring charge which consisted of (1) a $650,000 non-cash asset impairment charge for one restaurant closed in the third quarter and (2) a $968,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations for both restaurants closed during the quarter.

         During the third quarter of 1996, the Company also reversed $1,618,000 of the 1995 restructuring reserve of which $1,062,000 of the reversal related primarily to lower cash payments for restaurant closures and settlement of lease obligations on the five closed restaurants included in the reserve for closures. The balance of the reversal, or $556,000, was a reversal of the reserve for the non-cash write-down of restaurant assets to estimated fair value and other related costs. The Company attributes the 1995 reserve reversal primarily to lower than expected cash payments to settle lease obligations resulting from an improved real estate market which enabled landlords to locate new tenants for the closed locations.

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

         The Company estimated it would incur cash costs of $4.8 million in connection with restaurant closures and the related lease settlements of which $3.8 million related to the 1995 reserve for closures and $1.0 million related to the 1996 reserve for closures. To date, the Company has incurred cash costs of approximately $1.5 million, disbursing $0.3 million during fiscal 1995 and $1.2 million during the thirty-six weeks ended September 8, 1996. The Company plans to complete these restaurant closures under its restructuring plan by the end of 1996, and believes the restructuring reserve balance at September 8, 1996 is adequate to cover the remaining estimated costs to be incurred under the plan.

         Of the eight restaurants closed by the Company to date, two restaurants were in Dallas, Texas; one restaurant was in Federal Way, Washington; and one restaurant each was in San Francisco, Menlo Park, Los Angeles, Palm Desert and Fresno, California.

         The Company intends to resume its restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. See "Business Risks - Expansion". The Company believes its operating cash requirements and near-term capital requirements for closing two additional restaurants can be met through existing cash balances, cash provided by operations and its available bank line of credit that expires November 1996.

         On September 13, 1996, in accordance with the terms of the April 26, 1996 preferred stock purchase agreement (the "Agreement") and upon approval of the stockholders at the Company's annual meeting, the Company sold 1,187,906 shares of its Series B non-voting preferred stock to Crescent Real Estate Equities Limited Partnership ("Crescent") for $4.63 per share, or approximately $5,500,000, in a private offering. The Company plans to use the proceeds to build new restaurants, remodel existing restaurants, upgrade its information systems and increase working capital. Under the terms of the Agreement, Crescent also has an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share during a period of three years.

         The Series B non-voting preferred stock is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting preferred stock, Series B non-voting preferred stock and Series C non-voting preferred stock are convertible, at the holders' option, into Common Stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with Common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation, and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders could elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, the Company may force a mandatory conversion of the Series A preferred stock to Common Stock. All shares of Series A, Series B and Series C preferred stock are senior to the Company's Common Stock with respect to dividends and with respect to distributions on liquidation.

         In connection with the Agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C preferred stock.

         The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming expansion.

         For the thirty-six weeks ended September 8, 1996 and September 3, 1995, the Company invested $1.3 million and $7.5 million, respectively, in property and equipment. In 1996, approximately half of the investment consisted primarily of spending on the new prototype restaurant opened in the second quarter of 1996. The Company funded this investment through bank debt and cash flow from operations. In 1995, the investment included spending on seven new restaurants opened in 1995, of which two were opened in the first quarter of 1995, four in the second quarter of 1995, and one in the third quarter of 1995. The Company funded this investment through the sale of short-term investments, bank debt and cash flow from operations.

         During the thirty-six weeks ended September 8, 1996 and September 3, 1995, operating activities provided $2.4 million and $1.4 million of cash, respectively. The Company typically has realized a seasonal increase in restaurant sales and restaurant operating income beginning in its second quarter and continuing through its third fiscal quarter, followed by a decline in restaurant sales and restaurant operating income in its fourth and first fiscal quarters.

         At September 8, 1996, the Company had no borrowings under its $5 million bank line of credit that expires in November 1996. Borrowings under the line bear interest at the prime rate (8.25% on September 8, 1996) plus 2%. The initial $2 million available under the line is collateralized by the Company's personal property, and subsequent advances, if any, will be collateralized by executed leasehold interests in certain Company restaurants. The line of credit agreement requires the Company to achieve minimum sales, cash flow and fixed charge coverage, limits the Company's capital spending, debt to tangible net worth ratio and debt to cash flow ratio, and prohibits the payment of dividends. The Company was in compliance with these covenants as of September 8, 1996. The Company is in discussions to renew the line of credit with the bank.

         Total long-term debt outstanding as of September 8, 1996 was $0.1 million, a decrease of $0.3 million from December 31, 1995. The long-term debt consists of a $0.1 million note for site construction costs which is included in other long-term liabilities on the balance sheet.

Impact of Inflation

         The Company has not experienced a significant overall impact from inflation.

Business Risks

         Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable quarterly results. These risks include:

         Recent Operating Losses. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss and reported additional operating losses in each subsequent quarter ending with the first quarter of 1996. The Company reported operating profits in the second and third quarters of 1996.

         Beginning late in the third quarter of fiscal 1994, the Company began reporting significant comparable real store sales declines. Comparable real store sales continued to decline in each quarter of 1995 compared to the respective quarters in the prior year, although the magnitude of these declines lessened in the third and fourth quarters of 1995. In the second and third quarters of 1996, the magnitude of the declines in comparable real store sales increased. The Company reported a 0.3% decline in comparable real store sales in the first quarter of 1996. Following the introduction of a one-price system and termination of discount programs, the Company reported an 8.6% and 17.0% decline in comparable real store sales in the second and third quarters of 1996, respectively. There can be no assurance that comparable real store sales will improve or that the Company will return to long-term profitability.

         Expansion. The Company has experienced substantial growth in recent years, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed eight restaurants to date, including three at the end of 1995, one in the first quarter of 1996, two in the second quarter of 1996 and two in the third quarter of 1996. The Company has identified two additional restaurants for closure in 1996. The Company has opened one restaurant to date in 1996, which is a new store model with a reduced cash investment, more efficient operating layout and a warmer ambiance which the Company intends to use as a prototype for any future expansion, as well as for future remodeling of existing stores. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's ability to implement successfully its expansion strategy will depend upon a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

         On a long-term basis, the Company intends to continue to increase its presence in California and to expand its operations in additional markets outside of California, assuming its financial performance improves. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. The Company opened five restaurants in Texas, three restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area during fiscal years 1993, 1994 and 1995. Of the eight restaurants closed by the Company to date, two were in Texas, one was in the state of Washington, and five were in California.

         Geographic Concentration. As of September 8, 1996, 43 of the Company's 51 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable real store sales. The Company expects additional sales pressure may be experienced at the individual restaurants as it continues to expand within existing market areas. There can be no assurance that such continued expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on net sales than if the Company's restaurants were more broadly dispersed.

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

         Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been and may continue to be materially impacted by the timing of new restaurant openings or planned restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year-end date, the last Sunday in December, which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable real store sales, which have been negative in the nine quarters beginning in the third quarter of 1994, may continue to be negative.

         Dependence on Key Personnel. The success of the Company depends on the efforts of key management personnel. The Company's success will depend on its ability to motivate and retain its key employees and to attract qualified personnel, particularly general managers, for its restaurants. In 1995, several senior corporate office employees left the Company. The Company is constantly assessing its management needs and has hired personnel to fill those positions which it believes are necessary to provide continuity of direction for the Company and to execute the Company's business plan. There can be no assurance that these new employees will be able to perform effectively, or that significant management turnover will not continue in the future.

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

         Ability to Obtain Additional Financing. The Company intends to resume restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements for closing up to two additional restaurants can be met through its existing cash balances, cash provided by operations and its available bank line of credit which expires in November 1996 as well as through the recently completed private offering with Crescent Real Estate Equities Limited Partnership ("Crescent"), from which it received funds of approximately $5,500,000. The Company is also in discussions to renew the line of credit with the bank. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

Results of Operations

         The following table sets forth items in the Company's statement of operations as a percentage of sales and certain operating data for the periods indicated:

(Dollars in thousands)                                   Twelve Weeks Ended                   Thirty-six Weeks Ended
                                              -------------------------------------   -------------------------------------
(Unaudited)                                   September 8, 1996   September 3, 1995   September 8, 1996   September 3, 1995
                                              -----------------   -----------------   -----------------   -----------------
NET SALES                                     $18,644   100.0 %   $21,660   100.0 %   $55,498   100.0 %   $57,769   100.0 %
COST AND EXPENSES:
  Cost of sales                                 5,040    27.0 %     5,878    27.1 %    15,143    27.3 %    15,746    27.3 %
  Restaurant operating expenses:
    Labor                                       5,784    31.0 %     6,528    30.1 %    17,621    31.8 %    18,708    32.3 %
    Occupancy and other                         5,207    27.9 %     6,442    29.8 %    15,738    28.4 %    18,294    31.6 %
  Depreciation and amortization                   758     4.1 %     1,390     6.4 %     2,347     4.2 %     4,017     7.0 %
  General and administrative expenses           1,459     7.9 %     1,733     8.0 %     4,890     8.7 %     5,758    10.0 %
                                              ---------------     ---------------     ---------------     ---------------
  Total costs and expenses                     18,248    97.9 %    21,971   101.4 %    55,739   100.4 %    62,523   108.2 %
                                              ---------------     ---------------     ---------------     ---------------
OPERATING INCOME (LOSS)                           396     2.1 %      (311)   (1.4)%      (241)   (0.4)%    (4,754)   (8.2)%
                                              ---------------     ---------------     ---------------     ---------------
Interest income                                    --     --  %         1     0.0 %         1     0.0 %        53     0.1 %
Interest expense                                  (67)   (0.3)%       (49)   (0.3)%      (202)   (0.4)%      (140)   (0.3)%
                                              ---------------     ---------------     ---------------     ---------------
Interest income (expense), net                    (67)   (0.3)%       (48)   (0.3)%      (201)   (0.4)%       (87)   (0.2)%
                                              ---------------     ---------------     ---------------     ---------------
INCOME (LOSS) BEFORE INCOME TAXES                 329     1.8 %      (359)   (1.7)%      (442)   (0.8)%    (4,841)   (8.4)%
Provision for (benefit from) income taxes          --     --  %      (131)   (0.6)%        --     --  %    (1,767)   (3.1)%
                                              ---------------     ---------------     ---------------     ---------------
NET INCOME (LOSS)                             $   329     1.8 %   $  (228)   (1.1)%   $  (442)   (0.8)%   $(3,074)   (5.3)%
                                              ===============     ===============     ===============     ================
Number of restaurants:
Open at beginning of period                        53                  57                  55                  51
Open at end of period                              51                  58                  51                  58

         The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the year:

(Dollars in thousands)                                   Twelve Weeks Ended                      Thirty-six Weeks Ended
                                               -------------------------------------   --------------------------------------
(Unaudited)                                    September 8, 1996   September 3, 1995   September 8, 1996   September 3, 1995
                                               -----------------   -----------------   -----------------   ------------------
NET SALES                                       $353.4   100.0%     $374.8   100.0 %   $1,034.2   100.0 %  $1,050.5   100.0 %
COST AND EXPENSES:
  Cost of sales                                   95.5    27.0%      101.7    27.1 %      282.2    27.3 %     286.3    27.3 %
  Restaurant operating expenses:
    Labor                                        109.6    31.0%      112.9    30.1 %      328.4    31.8 %     340.2    32.3 %
    Occupancy and other                           98.7    27.9%      111.5    29.8 %      293.3    28.4 %     332.7    31.6 %
  Depreciation and amortization                   14.4     4.1%       24.0     6.4 %       43.7     4.2 %      73.0     7.0 %
  General and administrative expenses             27.7     7.9%       30.0     8.0 %       91.1     8.7 %     104.7    10.0 %
                                                --------------      --------------     ----------------    ----------------
  Total costs and expenses                      $345.9    97.9%     $380.1   101.4 %   $1,038.7   100.4 %  $1,136.9   108.2 %
                                                --------------      --------------     ----------------    ----------------
OPERATING INCOME (LOSS)                         $  7.5     2.1%     $ (5.3)   (1.4)%   $   (4.5)   (0.4)%  $  (86.4)   (8.2)%
                                                ==============      ==============     ================    ================
Average restaurants open during the period       52.75               57.80                53.66               54.99

Results of Operations: Twelve Weeks Ended September 8, 1996
Compared to Twelve Weeks Ended September 3, 1995

         Net Sales. Net sales for the third quarter ended September 8, 1996 were $18.6 million, a decrease of $3.1 million, or 13.9%, from sales of $21.7 million for same twelve weeks ended September 3, 1995. The primary components of the net decrease in sales were:

     The absence of sales from eight closed restaurants.

     (Three restaurants were closed at the end of fiscal 1995,
     one was closed in the first quarter of 1996, two were closed in the second quarter of 1996 and two were closed in the
     third quarter of 1996) ...................................   $(1.5) million

     Incremental sales from two restaurants opened since the
     beginning of the third quarter of 1995.
     (One restaurant was opened in the third quarter of 1995 and
     one was opened in the second quarter of 1996) ............   $  0.3 million

     Decline in sales for the remaining 49 restaurants opened
     prior to the third quarter of 1995........................   $(1.8) million

         Comparable real store sales, which include only sales for restaurants open at least 18 months, declined 17.0% during the third quarter of 1996 versus the same period in the prior year. The Company introduced a one-price system at the end of the first quarter of 1996, replacing its former two-tier pricing structure, and terminated certain discount programs during the second quarter. As a result, the customer's average meal check increased to $6.78 during the third quarter of 1996 compared to $6.21 during the third quarter of 1995. The Company believes that as a result of the termination of certain discount programs, it has continued to lose a portion of its price-sensitive customer segment. Net sales per restaurant averaged $353,000 in 1996 and $375,000 in 1995, a decline of 5.9%.

         Costs and Expenses. Cost of sales (food and beverage costs) was 27.0% in the third quarter of 1996 and remained almost even as a percentage of net sales compared to 27.1% in the third quarter of 1995. The Company's new one-price system introduced at the end of the first quarter of 1996 and termination of certain discount programs during the second quarter of 1996 produced a higher average customer check that was adequate to cover the higher food costs from the Company's roll-out of a major food program begun in the first quarter. The Company's new food program, developed with a food consulting firm that emphasized market research and consumer trends in developing new menu items, introduced new recipes and upgraded existing recipe favorites.

         Restaurant operating expenses decreased as a percentage of net sales to 58.9% in the third quarter of 1996 from 59.9% for the third quarter of 1995. Tighter management controls and cost reduction programs produced substantial reductions in variable operating costs with the exception of labor costs. Labor costs increased almost a full percentage point of sales compared to last year's third quarter. Year-to-date labor costs of 31.8% of sales continue to be lower as a percentage of sales than the 32.3% of sales during the same period last year. To a lesser extent, restaurant operating expenses decreased as a percentage of sales due to the absence of fixed costs on eight low-volume restaurants closed to date in connection with the Company's restructuring plan and the absence of non-recurring costs in the third quarter last year related to the Company's curtailment of expansion.

         Depreciation and amortization decreased $0.6 million in the third quarter of 1996 compared to the third quarter of 1995 and also decreased as a percentage of net sales to 4.1% in the third quarter of 1996 compared to 6.4% in the third quarter of 1995. The Company's curtailment of restaurant expansion in 1995 resulted in a $0.3 million reduction in restaurant start-up cost amortization in the third quarter of 1996 compared to the same period in 1995. The write-down of assets to estimated fair value in connection with the Company's restructuring plan in late 1995 contributed to a $0.3 million reduction in restaurant depreciation expense in the third quarter of 1996 compared to the third quarter of 1995.

         General and administrative expenses were $1.5 million for third quarter of 1996, a decrease of $0.2 million compared to expenses of $1.7 million for the third quarter of 1995. In the third quarter of 1995, the Company recorded a non-recurring $0.2 million charge for executive severance payments related to the Company's change in management.

         Interest Income. The Company had no material interest income and no invested cash balances during the third quarter of 1996 or during the third quarter of 1995.

         Interest Expense. Interest expense was $67,000 in the third quarter of 1996 compared to $49,000 in the third quarter of 1995. Interest expense consists primarily of interest on line of credit borrowings and capital lease obligations.

         Income Taxes. The Company recorded no provision for income taxes on its operating profit in the third quarter of 1996. The Company incurred operating losses in six consecutive quarters ending with the first quarter of 1996 and reported small operating profits in the second and third quarters of 1996. In late 1995, the Company recorded a full valuation allowance against its net deferred tax assets consisting primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

Results of Operations:  Thirty-six Weeks Ended September 8, 1996
Compared to Thirty-six Weeks Ended September 3, 1995

         Net Sales. Net sales for thirty-six weeks ended September 8, 1996 were $55.5 million, a decrease of $2.3 million, or 4.0%, compared to sales of $57.8 million for the thirty-six weeks ended September 3, 1995. The significant components of the net decrease in sales were:

     The absence of sales from eight closed restaurants.

     (Three restaurants were closed at the end of fiscal 1995,
     one was closed in the first quarter of 1996, two were
     closed in the second quarter of 1996 and two were closed
     in the third quarter of 1996) ..........................     $(2.7) million

     Incremental sales from eight restaurants opened since the
     beginning  of fiscal 1995 less incremental sales from one
     of these new restaurants which was closed in the third
     quarter of 1996.
     (Two restaurants were opened in the first quarter of 1995, four restaurants were opened in the second quarter of 1995
     (of which one was closed in the third quarter of 1996), one restaurant was opened in the third quarter of 1995 and one
     in the second quarter of 1996)..........................     $  2.3 million

     Decline in sales for the remaining 44 restaurants opened
     prior to 1995 ..........................................     $(1.9) million

         Comparable real store sales, which include only sales for restaurants open at least 18 months, declined 9.5% during the first three quarters of 1996 versus the same period in the prior year. In the first, second and third quarters of 1996, comparable real store sales declined 0.3%, 8.6% and 17.0%, respectively. At the end of the first quarter of 1996, the Company introduced a one-price system, replacing its former two-tier pricing structure, and, during the second quarter, the Company terminated certain discount programs. As a result, the customer's average meal check increased to $6.57 during the first three quarters of 1996 from $6.20 during the first three quarters of 1995. The Company believes it lost a portion of its price-sensitive customer segment during the second and third quarters of 1996. Net sales per restaurant averaged $1,034,000 in 1996 and $1,051,000 in 1995, a decline of 1.6%.

         Costs and Expenses. Cost of sales (food and beverage costs) was 27.3% of net sales for both the thirty-six weeks ended September 8, 1996 and the thirty-six weeks ended September 3, 1995. In the first quarter of 1996, the Company launched the roll-out of a major, higher-cost food program that introduced new recipes and upgraded existing recipe favorites and that resulted in an increase in food and beverage costs per customer. Just before the end of the first quarter, the Company followed the roll-out of its new food program with a new one-price system and, during the second quarter, the Company terminated certain discount programs. These actions resulted in a higher average customer check in the second and third quarters that was adequate to cover the higher food costs.

         Restaurant operating expenses decreased as a percentage of net sales to 60.2% in the thirty-six weeks ended September 8, 1996 compared to 63.9% in the thirty-six weeks ended September 3, 1995. Tighter management controls and cost reduction programs produced substantial reductions in variable operating costs including labor costs which were half a percentage point of sales lower than the same period last year. The relationship of restaurant operating costs to net sales also improved as a result of the absence of non-recurring charges in the first thirty-six weeks of 1995 related to the Company's curtailment of restaurant expansion and, to a lesser extent, the absence of fixed costs on eight low-volume restaurants closed to date in connection with the Company's restructuring plan.

         Depreciation and amortization decreased $1.7 million in the thirty-six weeks ended September 8, 1996 compared to the first thirty-six weeks of 1995 and also decreased as a percentage of net sales to 4.2% in the current period compared to 7.0% in the same period of 1995. The Company's curtailment of restaurant expansion in 1995 resulted in a $0.9 million reduction in restaurant start-up cost amortization in the thirty-six weeks ended September 8, 1996 compared to the same period in 1995. The write-down of assets to estimated fair value in connection with the Company's restructuring plan in 1995 contributed to a $0.8 million reduction in restaurant depreciation expense in the thirty-six weeks ended September 8, 1996 compared to the thirty-six weeks ended September 3, 1995.

         General and administrative expenses were $4.9 million for the thirty-six weeks ended September 8, 1996, a decrease of $0.9 million compared to expenses of $5.8 million for the first thirty-six weeks of 1995. In 1995, the Company had non-recurring charges of $0.7 million for executive and corporate employee severance payments related to the Company's change in management and curtailment of its restaurant expansion. Effective cost controls in the current year accounted for the balance of the decrease in expense.

         Interest Income. The Company had no material interest income and no invested cash balances during the thirty-six weeks ended September 8, 1996. During the thirty-six weeks ended September 3, 1995, the Company sold its final invested balances from its December 1992 initial public offering and its July 1993 secondary offering to finance the construction of the seven restaurants opened in 1995 and recorded interest income of $53,000 on its investments.

         Interest Expense. Interest expense was $202,000 in the thirty-six weeks ended September 8, 1996 compared to $140,000 in the thirty-six weeks ended September 3, 1995. Interest expense consists primarily of interest on line of credit borrowings and capital lease obligations.

         Income Taxes. The Company recorded no tax benefit on its operating loss in the thirty-six weeks ended September 8, 1996. The Company has incurred operating losses in six consecutive quarters ending with the first quarter of 1996 followed by small operating profits in the second and third quarters of 1996. In 1995, the Company recorded a full valuation allowance against its net deferred tax assets consisting primarily of the tax benefit related to operating loss carryforwards and non-deductible restructuring asset write-downs and restructuring expense accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On January 9, 1995, a class action lawsuit was filed in the United States District Court for the Northern District of California, San Jose division, naming the Company, certain of its directors, and current and former officers as defendants. The lawsuit alleged that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Company's stock. The suit was purportedly brought on behalf of a class of purchasers of the Company's stock during the period from July 15, 1993 to December 15, 1994. On March 20, 1995 the plaintiffs filed an amended complaint, which added as defendants the co-lead underwriters of the Company's initial and secondary public offerings and three securities analysts employed by the underwriters. The amended complaint also expanded the alleged class period to include purchasers of the Company's stock during the period from December 8, 1992 to February 9, 1995. On December 7, 1995, the Court dismissed the amended complaint, with leave for further amendment. Plaintiffs filed a Second Amended Complaint on February 27, 1996. This complaint alleges that Fresh Choice and certain of its current and former officers and directors misrepresented or failed to disclose material facts about the Company's operations and financial results during the period from February 15, 1994 through February 9, 1995, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss this lawsuit on March 29, 1996. No hearing on the Company's motion has yet been set. The Company has reviewed the allegations in the lawsuit, believes them to be without merit, and is defending itself vigorously. The Company does not believe that the lawsuit will result in a material impact on its financial position or operations.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 8, 1996

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

Dated: October 23, 1996

                           INDEX TO FORM 10-Q EXHIBITS

EXHIBIT
NO.                                     DESCRIPTION
--------------------------------------------------------------------------------
3.1                 Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2         (8)     Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4 Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5 Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6 Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1 Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

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

INDEX TO FORM 10-Q EXHIBITS continued

EXHIBIT
NO.                                     DESCRIPTION
--------------------------------------------------------------------------------

10.18     (6)       Warrant to Purchase up to 75,000 Shares of the Company's
                    Common Stock issued to Silicon Valley Bank on December 20,
                    1995

10.19     (6)       Common Stock Purchase Warrant to Purchase 100,000 Shares of
                    the Company's Common Stock issued to Bain & Company, dated
                    December 15, 1995

10.20     (6)(3)    Employment Offer Letter to Robert Ferngren dated
                    November 9, 1995

10.21     (9)(3)    Amendment dated July 29, 1996 to Employment Offer Letter
                    to Robert Ferngren

10.22     (3)       Severance Agreement with Charles A. Lynch dated July 18,
                    1996

10.23     (3)       Severance Agreement with David Anderson dated July 18, 1996

10.24     (3)       Severance Agreement with Tim G. O'Shea dated July 18, 1996

10.25     (3)       Severance Agreement with Joan M. Miller dated July 18, 1996

11.1                Computation of Net Loss per Share

27        (7)       Financial Data Schedule

---------------

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

(9) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 16, 1996.