Form 10-K
period 1996-12-29
FRESH CHOICE INC
filed 1997-03-28
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                       OR


[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM _________ TO __________.

                         COMMISSION FILE NUMBER 0-20792

                               FRESH CHOICE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                  77-0130849
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

 2901 TASMAN DRIVE - SUITE 109, SANTA CLARA, CA               95054-1169
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 986-8661

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on February 28, 1997 was $12,850,706. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at February 28, 1997 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of February 28, 1997 was 5,661,428.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                  Form 10-K Reference
---------                                                  -------------------

(1)   Proxy Statement for the Annual Meeting of
      Stockholders scheduled for May 22, 1997                    Part III

                               FRESH CHOICE, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                              Page
                                                                               No.
                                                                             ------
PART I..........................................................................3

Item 1  BUSINESS................................................................3
Item 2. PROPERTIES.............................................................15
Item 3. LEGAL PROCEEDINGS......................................................16
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................16

PART II........................................................................18

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS....................................................18
Item 6. SELECTED FINANCIAL DATA................................................19
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................19
Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................27
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ..................................27

PART III  .....................................................................28

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................28
Item 11  EXECUTIVE COMPENSATION................................................28
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......28
Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................28

PART IV  ......................................................................29

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .....29

SIGNATURES.....................................................................47

INDEX TO FORM 10-K EXHIBITS....................................................48

FORM 10-K EXHIBITS

                                     PART I

ITEM 1.    BUSINESS.

      As of February 28, 1997, the Company operated 48 casual, upscale restaurants in California (43), the state of Washington (2) and Texas (3) under the name "Fresh Choice." Fresh Choice restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta dishes, soups, bakery goods and desserts, offered in a self-service format. The Company's goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and low-price appeal of traditional buffet restaurants.

      Fresh Choice uses only fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered four days a week to each restaurant, and all menu items are prepared on-site daily. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in exhibition-style cooking areas throughout the day. Customers make their selections at a salad bar, a soup and hot pasta area, a muffin and bakery goods area, and a fresh fruit and specialty dessert area.

      The Company believes that it provides its customers an excellent price/value relationship by offering unlimited servings for a current fixed price of $5.99 at lunch and $7.25 at dinner at most of its locations, plus the cost of a beverage. The Company's wide variety of high-quality food and attractive prices are designed to appeal to a broad range of customers, including families, business professionals, students and senior citizens. In addition, the Company believes the Fresh Choice concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

      Fresh Choice views its commitment to its employees as critical to its long-term success. The Company depends on a high rate of repeat business, and views the quality of its employee interaction with customers as an important element of its strategy. By providing extensive training and competitive compensation, the Company seeks to foster a strong corporate culture and encourage a sense of personal commitment from employees at all levels. The Company believes that its strong culture helps it attract and retain highly-motivated employees who provide Fresh Choice customers with a level of service superior to that traditionally associated with self-service restaurants.

      The Company opened one new restaurant during fiscal 1996, and has plans to open additional restaurants in fiscal 1997. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating and advertising efficiencies, enhance brand-name recognition, and discourage competition.

      In December 1992, the Company completed an underwritten initial public offering of 1,112,500 shares of its Common Stock, with net offering proceeds of $12,719,000. Stockholders of the Company sold 612,500 shares in this offering.

      In July 1993, the Company sold 850,000 shares of its Common Stock at $25.00 per share in an underwritten public offering, with net proceeds to the Company of $19,609,000. Stockholders of the Company sold 525,000 shares in the same offering.

     In December 1995, after an analysis of the sales potential and operating economics of every restaurant in the chain, the Company announced a $23.9 million restructuring plan. The plan called for closing as many as ten of the Company's restaurants and for a partial write-down of assets to estimated fair value in other restaurants. The Company has closed or sold 11 restaurants to date, including three restaurants in 1995 and an additional eight in 1996.

      In September, 1996 the Company sold 1,187,906 shares of its Series B Non-Voting Convertible Preferred Stock to Crescent Real Estate Equities Limited Partnership ("Crescent") for $4.63 per share receiving net proceeds of approximately $5,175,000 in a private offering. Crescent also has an option to purchase up to 593,953 shares of Series C Non-Voting Convertible Preferred Stock at a price of $6.00 per share during a period of three years.

      The Company was incorporated in California on October 20, 1986 under the name Gourmet California, Inc. In August 1988, the Company was recapitalized as a result of a merger with Moffett Partners, Inc., and the survivor of the merger was re-named Fresh Choice, Inc. Effective December 4, 1992, the Company was reincorporated in Delaware. Unless the context otherwise requires, all references to the "Company" or "Fresh Choice" mean Fresh Choice, Inc. and its predecessors.

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including statements about the ability of the Company to improve restaurant sales; the ability of the Company to obtain funds to pursue its future plans; competitive pressures in the food-service marketplace; the changing tastes of consumers; the effect of general economic conditions; fluctuations in quarterly results; planned new restaurant openings and future expansion; availability of suitable lease sites; customer receptiveness to new products and the new prototype restaurant; volume purchasing discounts and operating efficiencies from the Company's clustering strategy; improvements in unit economics; and the ability of the Company to secure and retain the services of experienced personnel. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under the caption "-Business Risks".

STRATEGY

      The Company's objective is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual dining restaurants with the convenience and low-price appeal of traditional buffet restaurants. Each element of the Company's strategy is designed to exceed customers' expectations, encourage repeat business, and establish a significant Fresh Choice presence in each of its targeted markets. The key elements of the Company's strategy include the following:

      Fresh, Healthy, High-Quality Food. Fresh Choice is committed to using only fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered four days a week to each restaurant, and all menu items are prepared on-site daily. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in separate exhibition-style cooking areas throughout the day. The Company maintains stringent quality standards in identifying, purchasing and preparing fresh food and ingredients.

      Extensive Food Selection. Fresh Choice's broad selection of food offerings is designed to appeal to a wide range of customers. Each Fresh Choice restaurant features a selection of specialty salads daily, prepared from recipes developed by the Company, as well as salad ingredients and a variety of dressings that allow customers to create their own salads. Each restaurant also offers a selection of freshly-prepared soups, hot pasta dishes, hot muffins and other bakery goods, baked potatoes, fruits, and desserts.

      Excellent Price/Value Relationship. Fresh Choice believes its pricing strategy for unlimited servings offers an excellent price/value alternative to other casual dining restaurants. Discounts are provided for young children and senior citizens.

      Commitment to Customer Service. Fresh Choice is committed to providing its customers with a level of service superior to that traditionally associated with self-service restaurants. The Company devotes substantial attention and resources to maintaining the cleanliness and consistent high-quality presentation of the salad bar and other exhibition cooking areas in order to enhance the visual appeal of the Company's offerings. Fresh
Choice depends upon a high rate of repeat business, and views the quality of its employee interaction with customers as critical to its long-term success. By providing extensive training and competitive compensation, the Company believes it fosters a strong corporate culture and encourages a sense of personal commitment from employees at all levels.

      Distinctive Design and Decor and Casual Atmosphere. The Company devotes significant resources to the design and decor of its restaurants. The restaurants have a flexible design which can accommodate a variety of available sites. The Company's new restaurant design and decor incorporated in the Roseville, Ca. restaurant and the current remodel plan uses a warmer, brighter, more inviting decor package to further enhance the Fresh Choice atmosphere. Restaurants are typically configured to accommodate a high volume of traffic while retaining an inviting, casual atmosphere.

      Restaurant Locations. The Company's site selection strategy is generally to cluster its restaurants in each of its target markets in order to realize operating and marketing efficiencies, enhance brand-name recognition, and discourage competition.


RESTAURANT ECONOMICS

      For the 52 weeks ended December 29, 1996, the 47 restaurants open throughout the entire period generated average net sales of approximately $1,483,000, and average cash flow, after occupancy expenses, of approximately $167,000, or 11.3% of net sales. During fiscal 1996, the Company opened its new prototype restaurant in Roseville, California at a cash cost of $763,000, not including pre-opening expenses.


CONCEPT AND MENU

      Each Fresh Choice restaurant features a salad bar offering signature specialty tossed and prepared salads with an extensive choice of salad ingredients and dressings. All specialty tossed salads and specialty prepared salads are clearly marked, and low-fat and fat-free items are prominently identified. Throughout the day several employees maintain the salad bar and replenish individual salads and ingredients from the opposite side of the salad bar, minimizing interference with customers. Separate exhibition-style cooking areas offer fresh soups, hot pasta dishes, baked potatoes, hot muffins and other bakery goods, and fresh fruits and desserts. During peak hours, each guest is escorted to his or her table. Each customer may obtain unlimited refills of food dishes, soft drinks, coffee and tea. Fresh Choice is also actively improving the aesthetic appeal of its restaurants by merchandising many of the fresh products used daily in guest areas to create a more inviting, warm, and visually abundant atmosphere.

      Fresh Choice has developed proprietary recipes for a broad assortment of specialty salads, soups, pasta sauces, and muffins. In each product category, Fresh Choice offers several standard dishes daily, and rotates additional offerings to provide variety for the Company's many repeat customers. Each category also contains daily offerings that are particularly low in fat. Because Fresh Choice utilizes a broad variety of produce and other ingredients in its dishes and is not overly dependent on any individual recipe, it is able to substitute dishes and ingredients in the event that weather conditions or supply factors lead to high prices or shortages of particular produce items or other ingredients. The Company believes that the flexibility of its menu allows it to accommodate regional tastes.

      Salads. Fresh Choice offers signature specialty tossed salads and specialty prepared salads, each of which is made from recipes created by the Company, and salads made by the customer from a broad assortment of salad ingredients. The salad bar in each restaurant features specialty tossed salads that are prepared exhibition-style and are rotated frequently.

      Each day the salad bar features a selection of specialty prepared salads from among the Company's more than 50 recipes. The Company's salad bar also offers more than 40 salad ingredients and toppings, allowing guests to create their own salad. The ingredients include various types of lettuce and a broad assortment of vegetables, cheeses, and other toppings. The Company offers 10 dressings and a selection of gourmet oils and vinegars.

      Soups. Fresh Choice offers a variety of soups daily selected from among its more than 30 soup recipes. All soups are prepared on-site utilizing fresh produce and other high-quality ingredients, and include low-fat and non-fat selections.

      Pasta. In March of 1996, Fresh Choice began to offer Sizzlin' Pan Pasta, a line of pan-sauteed pasta recipes prepared for guests continually throughout the day. Recipes feature Italy's famous Rummo(R) pastas, sauteed in olive oil, garlic, and white wine with fresh herbs, vegetables, and meats.

      Individual pastas and sauces that were introduced in 1991 are still offered on a daily basis, in addition to Sizzlin' Pan Pasta dishes.

      Muffins and Breads. Fresh Choice offers a variety of muffins daily, including a low-fat muffin, selected from among its more than 30 muffin recipes. All muffins are baked in the exhibition bakery area and are replenished frequently to ensure warmth and freshness. Fresh Choice restaurants also offer a variety of freshly-baked breads, including sourdough french bread, harvest bread and herbed bread sticks.

      Desserts. Fresh Choice offers an assortment of desserts, including fresh fruits, bread pudding, tapioca, chocolate pudding, frozen yogurt, fruit cobblers, and a triple chocolate decadence brownie.

      Beverages. Fresh Choice offers an assortment of fresh juices, lemonades, and flavored iced teas. Fresh Choice also offers sodas and sparkling waters, and in most restaurants, beer and wine. Refills of juices, lemonade, soft drinks, coffee and tea are provided at no extra cost.

CUSTOMER SERVICE

      Fresh Choice is committed to providing a superior level of service in order to distinguish itself from traditional self-service restaurants. During peak hours, guests are escorted from the salad bar to a table. Employees are in the dining area during meal hours to provide follow-on beverage service, to clean and bus tables, and to attend to other customer needs.

      Fresh Choice devotes substantial attention and resources to maintaining the cleanliness and consistent high-quality presentation of the salad bar and other exhibition cooking areas in order to enhance the visual appeal of the Company's food offerings. Fresh Choice employees are present behind the salad bar and in the exhibition cooking areas to replenish and replace food offerings, to answer customer questions, and to assist customers in serving themselves. All personnel in each restaurant are required to maintain a high standard of dress and grooming.

      The Company actively solicits customer input through the use of comment cards prominently displayed in several areas in each restaurant, and attempts to respond in writing to all customer complaints and suggestions.


RESTAURANT DESIGN

      The Company's restaurants employ a 60-foot salad bar, with the cash registers placed at the end of the salad bar in most of the restaurants before the customer has access to the other food service areas. A few of the Company's restaurants have been designed so that the cash registers are positioned toward the front of the restaurant to provide customers with direct access to the various food service areas. In May,

1996 the Company opened a new prototype restaurant in Roseville, Ca. This restaurant incorporates a warmer, brighter, more inviting decor package and a more efficient layout. The restaurant is approximately 5600 square feet with 190 seats. Customer reaction to the new decor has been positive and has been incorporated into the Company's ongoing remodel plans. The Roseville restaurant has consistently been one of the Company's top performing restaurants on a sales per square foot basis. The restaurants planned to open in 1997 will contain concepts based upon learning from the Roseville prototype.

      The Company's restaurants typically range from 5,500 to 7,200 square feet, seating from 160 to 220 customers. Many of the Company's restaurants provide limited outdoor seating.

      The flexible design of Fresh Choice restaurants enables the Company to take advantage of a broad range of available sites. The Company designs its restaurants with the assistance of an in-house restaurant design person supplemented by outside architects and contractors.

REMODELING

      Remodeling is an integral part of the Company's strategic plan. Restaurants typically require remodeling every five to seven years. The Company incorporated many of the design elements of the Roseville prototype store into remodeling three restaurants in 1996. An additional three restaurants are scheduled to be remodeled in the first quarter of 1997. Future remodel plans will be developed based upon an evaluation of the results of these remodels.

SITE SELECTION

      To date, the Company has located its restaurants in regional malls, strip centers and freestanding locations. Fresh Choice considers the location of each restaurant to be critical to its long-term success, and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on market area demographics, target population density, household income levels and daytime traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume, and the availability of adequate parking. The Company also reviews potential competition and customer activity at other restaurants operating in the area. The Company believes that its flexibility in utilizing its different restaurant layouts gives it a competitive advantage in selecting sites. The Company requires approximately six to twelve months after identifying a site to complete negotiation of a lease and construct and open a new restaurant. While the Company currently leases most of its restaurant sites and expects to lease virtually all of its sites in the future, it may purchase one or more sites for construction of new restaurants if available on acceptable financial terms. Currently, the Company owns land and buildings at two of its restaurant sites and owns buildings on leased land at six others.

EXPANSION STRATEGY

      The Company opened its new prototype restaurant in May, 1996 in Roseville, California, and currently intends to open additional restaurants in fiscal 1997. The Company's expansion strategy is to fill in its core Northern California markets and to expand its operations to markets outside of California. In addition, the Company frequently reviews the operating performance and profitability of its restaurants, and to the extent they do not meet expectations for operating performance, restaurants will be evaluated for possible closure.

      By clustering restaurants, the Company seeks to benefit from advertising and operating efficiencies, even where net sales of certain Fresh Choice restaurants have been adversely affected as a result of clustering. In addition, clustering allows Fresh Choice to capture more of the available customer base and to discourage competition. To the extent that the Company continues to open new restaurants in clusters outside of its existing Northern California markets, the Company expects that these restaurants may benefit from certain volume purchasing discounts and operating efficiencies generally applicable to its Northern California restaurants.

      The Company currently leases most of its existing restaurants, and has no plans to offer franchises for its Fresh Choice concept or to begin purchasing rather than leasing its restaurant sites on a regular basis.

      There can be no assurance that the Fresh Choice concept will be successful outside the Company's existing Northern California markets, in locations where the Company has limited operating experience, where the weather is more seasonal, or where regional tastes and restaurant preferences may be different. In addition, the Company's ability to implement its expansion strategy will depend upon a variety of factors, including the selection and availability of suitable restaurant locations, the construction of new restaurants in a timely manner, the availability of capital to finance expansion, equipment costs and other factors, many of which are beyond the Company's control. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated, that those restaurants will be opened in a timely manner, or that, if opened, those restaurants will be operated profitably.

MARKETING AND PROMOTION

      The Company's marketing strategy is to create brand awareness and promote repeat business through its use of direct mail, TV and radio. Additionally, by consistently providing a positive dining experience, the Company believes it benefits from significant word-of-mouth advertising. The Company's goal is to develop a sufficient number of restaurants in each market to benefit from such advertising. Prior to opening each new restaurant, the Company typically sponsors fund-raisers and pre-opening parties in the restaurant with local charities or schools to build community relationships and attract customers to the restaurant.

      The Company engages in a variety of promotional activities. Through its Outreach Program, the Company has increased public awareness of the Company's restaurants by providing food, services and cash donations to a wide range of charitable activities and programs, with an emphasis on children and education.

RESTAURANT LOCATIONS

      The following table presents certain information regarding the Company's restaurants as of February 28, 1997:

                         RESTAURANTS CURRENTLY OPERATING

                                                               APPROXIMATE
                                                               SQUARE
RESTAURANT NAME        LOCATION             OPENED             FOOTAGE
---------------        --------             ------             -------
El Camino*             Sunnyvale, CA        December 1986         4,800
Moffett**              Sunnyvale, CA        April 1988            7,022
Milpitas**             Milpitas, CA         January 1989          6,022
Valley Fair***         Santa Clara, CA      March 1989           10,000
Westgate*              San Jose, CA         May 1989              5,140
Stanford**             Palo Alto, CA        November 1989         6,913
Pleasanton**           Pleasanton, CA       March 1990            5,729

                    RESTAURANTS CURRENTLY OPERATING CONTINUED

                                                               APPROXIMATE
                                                               SQUARE
RESTAURANT NAME        LOCATION             OPENED             FOOTAGE
---------------        --------             ------             -------
Concord**              Concord, CA          June 1990             7,553
Santa Rosa*            Santa Rosa, CA       July 1990             6,013
Almaden**              San Jose, CA         August 1990           8,300
Howe & Fair Oaks**     Sacramento, CA       February 1991         8,135
NewPark*               Newark, CA           May 1991              5,316
Vallco**               Cupertino, CA        July 1991             7,708
Hamilton Plaza**       Campbell, CA         September 1991        6,800
Arden Fair**           Sacramento, CA       November 1991         6,880
Sunrise**              Citrus Heights, CA   December 1991         8,000
San Mateo**            San Mateo, CA        April 1992            7,125
Bayfair*               San Leandro, CA      June 1992             5,462
Capitola*              Capitola, CA         September 1992        5,600
Oxnard**               Oxnard, CA           October 1992          7,087
Clovis*                Clovis, CA           December 1992         5,534
Santa Barbara*         Santa Barbara, CA    January 1993          5,500
Modesto**              Modesto, CA          March 1993            6,736
Bakersfield**          Bakersfield, CA      April 1993            7,112
Redwood City*          Redwood City, CA     July 1993             6,032
Northridge**           Northridge, CA       August 1993           8,000
Ventura**              Ventura, CA          October 1993          7,892
Vacaville**            Vacaville, CA        November 1993         7,200
San Bruno**            San Bruno, CA        November 1993         8,068
Addison**              Addison, TX          November 1993         7,416
Corte Madera*          Corte Madera, CA     November 1993         6,287
Colma*                 Colma, CA            December 1993         6,213
Rohnert Park**         Rohnert Park, CA     December 1993         7,311
Northgate**            Seattle, WA          December 1993         9,014
Los Gatos*             Los Gatos, CA        April 1994            5,475
Foster City*           Foster City, CA      April 1994            5,352
Austin**               Austin, TX           May 1994              7,311
Walnut Creek*          Walnut Creek, CA     May 1994              5,392
Novato**               Novato, CA           August 1994           5,435
Bellevue**             Bellevue, WA         September 1994        7,662
East Plano**           East Plano, TX       September 1994        7,262
Great Mall**           Milpitas, CA         September 1994        6,998
Fairfield**            Fairfield, CA        December 1994         6,806
San Luis Obispo*       San Luis Obispo, CA  February 1995         6,215
Macy's**               San Francisco, CA    February 1995         5,885
San Antonio Center**   Mountain View, CA    April 1995            7,128
Del Monte Center***    Monterey, CA         June 1995             5,726
Roseville***           Roseville, CA        May 1996              5,600

*     Features one-sided salad bar.
**    Features two-sided salad bar.
***   Features open access format.

RESTAURANT OPERATIONS AND MANAGEMENT

      Management and Employees. The Company has endeavored to establish a strong corporate identity and culture and to maintain quality and consistency in its restaurants through the careful training of personnel and the establishment of rigorous standards relating to food purchasing and preparation and maintenance of the serving areas and facilities. Responsibility for managing the Company's restaurant operations is currently shared by eight regional managers, who report to the President and CEO. Regional managers are generally responsible for six to eight restaurants.

      The management staff of a typical Fresh Choice restaurant consists of one general manager, two or three assistant managers, and two to four shift supervisors. The Company externally recruits most of its assistant managers, virtually all of whom have prior restaurant management experience. All of the Company's current general managers have been promoted from assistant managers. All newly-hired assistant managers participate in the Company's training course. Each restaurant also employs approximately 40 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation and profitability of the restaurant. To enhance quality, service, cleanliness, maintenance and safety, the Company has developed detailed systems, procedures and controls with respect to labor and food cost standards, food preparation, planning and scheduling. The Company's culture emphasizes a sense of ownership and entrepreneurship. The Company maintains a variety of programs to reward excellent service and performance by each employee at the restaurant level. In addition to a competitive base salary, the Company has an incentive plan that rewards restaurant managers based upon restaurant operating performance.

      Food Purchasing.   The Company has designed systems for determining
order quantities and has developed preparation methods that together ensure freshness, maximize usage and minimize waste. Most food items are purchased on a centralized basis to ensure uniform quality and adequate supplies, and to obtain competitive prices. To the extent possible, the Company purchases pursuant to fixed-price, long-term contracts that are not subject to minimum quantity requirements. All produce is purchased from a single source that has been pre-qualified to meet the Company's specifications. Produce is delivered directly to individual restaurants. At each restaurant, the management team is responsible for assuring that all deliveries meet the Company's guidelines regarding freshness and quality. The Company believes alternate sources are available for all products.

      Recipe Development.   The Company's food development efforts focus on
introducing compelling and innovative new recipes, as well as upgrading the flavor profiles and presentation standards of existing recipe favorites.

      The Company works with the highly-respected Mattson & Company on food and beverage market research and consumer trends. Seasonal and upscale produce items are rotated into the salad bar product mix to continue to have "the best salad bar in the business".

      Training and Support. The Company believes that its training programs have been successful in developing commitment to the Company, a consistent level of execution, and high-quality customer service. Upon joining Fresh Choice, each restaurant management employee participates in a training course covering restaurant operations before assuming management responsibility.
The Company also creates and facilitates management and hourly employee workshops that apply to and support the Company's current goals and objectives. These workshops provide instruction in such areas as financial awareness and profit-and-loss responsibility, employee achievement and development, and customer service. The Company also provides team-building sessions for management of selected restaurants.

      Information Systems. Each restaurant is equipped with a computer containing programs to perform employee timekeeping and daily cash and sales reporting. The automation of these important administrative responsibilities reduces the time spent by restaurant managers preparing daily reports of cash, deposits, sales, sales mix and customer counts, labor costs, and food waste. The computer systems at each restaurant are polled nightly by the corporate computer system for this information, which is then processed by the centralized cash and sales database. Reports are run and distributed automatically to regional managers each morning as well as compiled for executive management review. Payroll information is processed every two weeks at the restaurants and transmitted electronically to the corporate office, where the information is interfaced with the Company's outside payroll service.

      Financial controls are maintained centrally through a computerized accounting system at the Company's corporate office. Sales are posted electronically to the general ledger from the central cash and sales database. Profit and loss statements are compiled every four weeks by the accounting department and provided to the general managers and regional managers for analysis and comparison to the Company's budgets.

      Hours of Restaurant Operation. Most of the Company's restaurants are open seven days a week, typically from 11:00 a.m. to 9:00 p.m. Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m. on Fridays and Saturdays.

COMPETITION

      The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional self-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. The Company believes that it competes favorably with respect to these factors, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship.

GOVERNMENT REGULATION

      Each of the Company's restaurants is subject to various federal, state and local laws, regulations and administrative practices affecting its business, and must comply with provisions regulating health and sanitation standards, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining or maintaining required beer and wine licenses or other required licenses or approvals could delay or prevent the opening of new restaurants or adversely affect the operations of existing restaurants. The Company has no reason to believe that any of such future license applications would not be approved.

TRADEMARKS AND SERVICE MARKS

      The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Fresh Choice" mark and original logo and its "Say Hello to Freshness" mark with the United States Patent and Trademark Office on the Principal Register as service marks for restaurant services, and has secured California state registration of such marks. The Company is also pursuing federal registration of its new logo. The Company's policy is to strenuously police the use of its marks and to oppose infringement of its marks.

EMPLOYEES

      As of December 29, 1996, the Company had approximately 2,000 employees. These included approximately 1,800 hourly restaurant employees, of whom approximately 1,500 were part-time employees, approximately 155 full-time restaurant management employees, and approximately 45 full-time corporate management and staff employees. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are excellent.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company as of March 14, 1997 are as follows:

       NAME              AGE                        POSITION
       ----              ---                        --------
Charles A. Lynch         69         Chairman of the Board and Director

Everett F. Jefferson     58         President, Chief Executive Officer and
                                    Director

David E. Pertl           44         Vice President and Chief Financial Officer

Joan M. Miller           44         Vice President, Human Resources

Tim G. O'Shea            49         Vice President, Marketing

Tina E. Freedman         36         Vice President, Product Development and
                                    Purchasing

      Mr. Lynch was elected Chairman of the Board in March 1995 and has served as a Director of the Company since April 1989. Mr. Lynch also served as Chief Executive Officer of the Company from May 1995 until November 1995. Since July 1989, Mr. Lynch has also been the Chairman of Market Value Partners Company, an investment firm. From July 1988 to June 1989, he was the President and Chief Executive Officer of Levolor Corporation, a manufacturer of window coverings. From September 1986 to June 1988, he was the Chairman and Chief Executive Officer of DHL Airways, Inc., a provider of express courier service. From 1978 to 1986, Mr. Lynch was the Chairman of the Board and Chief Executive Officer of Saga Corporation, a diversified restaurant and food services company. Mr. Lynch is also a Director of Nordstrom, Inc., Pacific Mutual Insurance Companies and PST Vans.

      Mr. Jefferson was elected President and Chief Executive Officer and as a director of the Company in February 1997. From June 1996 to February 1997 Mr. Jefferson was an independent consultant. From June 1993 to June 1996 Mr. Jefferson was President and Chief Executive Officer of Cucina Holding, Inc., the operator of Java City coffee and bakery. From March 1990 to June 1993 he was an independent consultant.

      Mr. Pertl joined Fresh Choice in January 1997 as Vice President and Chief Financial Officer. He was Vice President and Chief Financial Officer of Summit Family Restaurants, Inc., a publicly-held family style restaurant company from September 1989 until July 1996, when Summit was acquired.

      Ms. Miller joined Fresh Choice in June, 1995 as Vice President, Human Resources. From March 1992 to March 1995 she was Vice President, Human Resources for Medallion Mortgage Co., a mortgage banking company. From March 1990 to March 1992 she was an associate with Littler Mendelson Fastiff Tichy & Mathiason, specializing in labor law.

      Mr. O'Shea joined Fresh Choice in March 1996 as Vice President, Marketing. From July 1991 to March 1996 he was Vice President, Sales and Marketing for W.R. Grace, a food processor.

      Ms. Freedman joined Fresh Choice in May 1992 as a restaurant manager and was named Vice President, Product Development and Purchasing in August 1996, and elected as an executive officer in March 1997. Ms. Freedman has held various positions at Fresh Choice, including Director of Product Development from April 1995 to August 1996, Director of Training from December 1994 to April 1995, Regional Manager from October 1993 to December 1994, and General Manager from September 1992 to October 1993. From September 1982 to May 1992 she was Director of Food Services for Macy's, California, a retail/restaurant company.

BUSINESS RISKS

      Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

      Recent Operating Losses and Declines in Comparable Real Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported additional operating losses in each subsequent quarter ending with the first quarter of 1996. The Company reported operating profits in the second and third quarters of 1996, but reported an operating loss for the fourth quarter and full year 1996.

      Beginning late in the third quarter of fiscal 1994, the Company began reporting significant comparable real store sales declines. Comparable real store sales continued to decline in each quarter of 1995 compared to the respective quarters in the prior year, although the magnitude of these declines lessened in the third and fourth quarters of 1995. In the second, third and fourth quarters of 1996, the magnitude of the declines in comparable real store sales increased. The Company reported a 0.3% decline in comparable real store sales in the first quarter of 1996. Following the introduction of a one-price system and termination of discount programs, the Company reported and 8.6%, 17.0% and 14.5% decline in comparable real store sales in the second, third and fourth quarters of 1996, respectively. There can be no assurance that comparable real store sales will improve or that the Company will return to long-term profitability.

      Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold eleven restaurants to date, including three at the end of 1995, and eight in 1996. The Company has identified no further restaurants for closure. The Company opened one restaurant in 1996, which is a new store model with a reduced cash investment, more efficient operating layout and a warmer ambiance which the Company has begun to use as a prototype for any future expansion and for ongoing remodeling of existing stores. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's ability to implement successfully its expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

      On a long-term basis, the Company intends to continue to increase its presence in California and to expand its operations in additional markets outside of California, assuming its financial performance improves. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. The Company opened five restaurants in Texas, three restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area during fiscal years 1993, 1994 and 1995. Of the eleven restaurants closed or sold by the Company, two were in Texas, one was in the state of Washington, five were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

      Geographic Concentration. As of December 29, 1996, 43 of the Company's 48 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable real store sales. The Company expects additional sales pressure may be experienced at the individual restaurants if it continues to expand within existing market areas. There can be no assurance that such continued expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

      Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings.. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year-end date, the last Sunday in December, which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable real store sales, which have been negative in the ten quarters beginning in the third quarter of 1994, may continue to be negative.

      Dependence on Key Personnel. The success of the Company depends on the efforts of key management personnel. The Company's success will depend on its ability to motivate and retain its key employees and to attract qualified personnel, particularly general managers, for its restaurants. In recent years, several senior corporate office employees left the Company. The Company is currently assessing its management needs, and has hired personnel to fill those positions which it believes are necessary to provide continuity of direction for the Company and to execute the Company's business plan. There can be no assurance that these new employees will be able to perform effectively, or that significant management turnover will not continue in the future.

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

      Competition. The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional self-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. Many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship.

      Ability to Obtain Additional Financing. The Company intends to resume restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available bank line of credit which expires in May 1997. The Company is also in discussions to renew the line of credit with the bank. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

ITEM 2.   PROPERTIES.

      The Company currently owns both the land and buildings at two of its restaurant locations, and owns restaurant buildings on leased land at six other locations. The Company leases all of its other restaurant locations, but may purchase future restaurant locations where it believes it is cost-effective to do so. The Company's restaurants are located in regional malls, strip centers, and freestanding locations.

      Restaurant locations leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of ten to twenty years, with options to renew for additional periods which range from five to fifteen years. All of the Company's current leases have remaining terms or renewal options extending more than five years following the date of this Report.

      The Company currently leases a separate facility for its executive headquarters pursuant to a lease which expires December 31, 1997 with an option to extend for an additional five years. The Company believes that such facility is adequate for its office space requirements through fiscal 1997. If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS.

      On January 9, 1995, a class action lawsuit was filed in the United States District Court for the Northern District of California, San Jose Division, naming the Company, certain of its directors, and current and former officers as defendants. The lawsuit alleges that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Company's stock. The suit is purportedly brought on behalf of a class of purchasers of the Company's stock during the period from July 15, 1993 to December 15, 1994. On March 20, 1995, the plaintiffs filed an amended complaint, which added as defendants the co-lead underwriters of the Company's initial and secondary public offerings and three securities analysts employed by the underwriters. The amended complaint also expanded the alleged class period to include purchasers of the Company's stock during the period from December 8, 1992, to February 9, 1995. On December 7, 1995, the Court dismissed the amended complaint, with leave for further amendment. Plaintiffs filed a Second Amended Complaint on February 27, 1996. This complaint alleges that Fresh Choice and certain of its current and former officers and directors misrepresented or failed to disclose materials facts about the Company's operations and financial results during the period from February 15, 1994 through February 9, 1995, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

      After the Company filed a motion to dismiss the Second Amended Complaint, the parties reached an agreement in principle to settle the lawsuit in its entirety. The settlement will be funded by insurance proceeds. The Company continues to deny all allegations in the lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its Annual Meeting of Stockholders on September 13, 1996. The stockholders voted proposals on:

      1. The issuance and sale to Crescent Real Estate Equities Limited Partnership ("Crescent" of 1,187,906 shares of Series B Non-Voting Participating Convertible Preferred Stock (the "Series B Preferred Stock") at a price per share of $4.63, or an aggregate purchase price of $5,500,004, and the grant of a three-year option to Crescent to purchase 593,953 shares of Series C Non-Voting Participating Convertible Preferred Stock (the "Series C Preferred Stock") at an exercise price of $6.00 per share, including (i) the terms of the related Stock Purchase Agreement, and (ii) the filing of certificates of designation specifying the rights, preferences and privileges relating to the Series A Voting Participating Convertible Preferred Stock (the "Series A Preferred Stock"), the Series B Preferred Stock and the Series C Preferred Stock and providing for other changes negotiated in connection with the stock issuance and option grant to Crescent.

      2. The amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of Preferred Stock authorized to be issued to 3,500,000 from 250,000.

      3. The amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued to 15,000,000 from 7,500,000.

      4. The election of one Class I director to hold office for a three-year term and until his successor is elected and qualified.

      5. The amendment of the Company's 1988 Stock Option Plan, as previously amended (the "Option Plan"), to increase the number of shares authorized for issuance thereunder from 800,000 to 1,500,000 shares.

      6. The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 29, 1996.

      The proposals were approved by the following votes:

                                                                                            Broker
                                                  For           Against       Abstain      Non-Votes
                                               ----------       --------     ---------   ------------
1.  Issuance and sale of preferred
    shares and option to Crescent               2,898,357       466,509       147,164      1,855,572

2.  Increase in the number of
    authorized preferred shares                 2,942,630       413,721       155,679      1,885,572

3.  Increase in the number of
    authorized shares of Common Stock           4,986,620       105,643       153,544        151,795

4.  Election of Vern O. Curtis, Class I
    director                                    4,920,827                     476,775

5.  Increase in the number of
    authorized shares for issuance
    under the Company's Option Plan             4,405,560       589,169       153,963        248,910

6.  Appointment of Deloitte & Touche LLP        5,102,730        30,349       137,755        126,759

      The Board currently consists of Vern O. Curtis, the newly-elected Class I director whose term expires at the Annual Meeting of Stockholders in 1999; Carl
R. Hays and Charles A. Lynch, the two Class II directors whose terms expire in 1997; and Everett F. Jefferson and M. Michael Casey, the two Class III directors whose terms expire in 1998.

      Wallace R. Hawley, whose term as a Class I director expired immediately prior to the date of the 1996 Annual Meeting of Stockholders, did not stand for re-election because of other commitments. Byron K. Adams resigned as a Class III director immediately prior to the 1996 Annual Meeting also because of other commitments.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Stock Information. Fresh Choice's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol: SALD. At February 28, 1997, 5,661,428 shares were owned by 422 stockholders of record. The following are the Company's common stock high and low closing sales prices for the fiscal years 1995 and 1996:

                1995               High         Low
                ----               ----         ---
        First Quarter             12 1/2        7
        Second Quarter            11 3/4        5 1/8
        Third Quarter             11 3/4        6
        Fourth Quarter             8 1/4        6

               1996               High          Low
               ----               ----          ---
        First Quarter              6 5/8        5 1/2
        Second Quarter             8 1/4        6
        Third Quarter              7 5/8        6
        Fourth Quarter             6            3 1/8

      Fresh Choice, Inc. had its initial public offering on December 9, 1992 at a price of $13.00. Fresh Choice, Inc. had a follow-on public offering on July 15, 1993 at a price of $25.00.

      The Company has not paid cash dividends on its common stock, and presently intends to continue this policy in order to retain its earnings for the development of the Company's business. In addition, the Company's current bank line of credit prohibits the payment of dividends.

      On September 13, 1996, the Company sold Crescent Real Estate Equities Ltd. ("Crescent") 1,187,906 shares of Series B Non-Voting Convertible Participating Preferred Stock ("Series B Preferred Stock"), and granted Crescent an option to purchase 593,953 shares of Series C Non-Voting Convertible Participating Preferred Stock ("Series C Preferred Stock") (collectively, the "Stock") for an aggregate purchase price of approximately $5.5 million, or $4.63 per share of Series B Preferred Stock pursuant to a Preferred Stock Purchase Agreement dated April 26, 1996. The Series B Preferred Stock is convertible into Series A Voting Convertible Participating Preferred Stock ("Series A Preferred Stock") at any time at the option of the holder, and the Series A, Series B and Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder. The Company offered and sold the Stock to Crescent, a sophisticated investor who purchased such shares for investment purposes, as transactions not involving a public offering pursuant to the exemption from registration provisions of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

               Five-Year Summary of Selected Financial Information


                                                           Dec 29,       Dec 31,       Dec 25,      Dec 26,      Dec 27,
(Dollars in thousands)                                        1996          1995          1994         1993         1992
                                                        ----------    ----------    ----------   ----------   ----------
Net sales                                               $   76,691    $   84,280    $   76,969   $   53,633   $   37,139
Operating income (loss)                                     (1,818)      (30,321)        4,666        4,642        2,795
Net income (loss)                                           (2,001)      (27,796)        3,198        3,054        1,435
Net income (loss) per common and
   equivalent share                                          (0.36)        (5.05)         0.58         0.61         0.40
Total assets                                                37,166        37,306        58,528       52,672       28,202
Working capital (deficiency)                                (2,726)       (8,912)        2,997       17,160        8,878
Long-term debt and capital lease obligations,
including current portion                                      208           615           879        1,306        1,809
Stockholders' equity                                    $   25,916    $   22,291    $   49,336   $   45,210   $   21,817
Number of restaurants open at end of period                     48            55            51           36           22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      Fresh Choice, Inc. operates self-service restaurants offering specialty and traditional salads, hot pasta dishes, soups, bakery goods and desserts. The Company operated 48 restaurants at December 29, 1996, 55 restaurants at December 31, 1995, and 51 restaurants at December 25, 1994. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1996 and 1994 each contained 52 weeks whereas fiscal year 1995 contained 53 weeks. The additional week in 1995 did not have a significant effect on the Company's results of operations.

      This discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including statements about the ability of the Company to improve restaurant sales; the ability of the Company to obtain funds to pursue its future plans; competitive pressures in the food-service marketplace; the changing tastes of consumers; the effect of general economic conditions; fluctuations in quarterly results; planned new restaurant openings and future expansion; availability of suitable lease sites; customer receptiveness to new products and the new prototype restaurant; volume purchasing discounts and operating efficiencies from the Company's clustering strategy; improvements in unit economics; and the ability of the Company to secure and retain the services of experienced personnel. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under the caption " Business - Business Risks".

      After opening its first restaurant in 1986, Fresh Choice expanded steadily, its early growth driven by the strong unit economics of its restaurants. The Company operated 22 restaurants at the time of its initial public offering in December 1992. With $12,719,000 in net proceeds from its initial offering and an additional $19,609,000 in net proceeds from a follow-on offering in July 1993, the Company accelerated its growth, opening 14 new restaurants in 1993 (including its first two restaurants outside of California), 15 new restaurants in 1994 (including seven restaurants outside of California), seven restaurants in 1995 (of which two are located outside of California) and one restaurant in 1996. The Company opened a number of locations which have not reached anticipated sales levels and opened a greater percentage of restaurants in freestanding buildings. The increase in freestanding units and other refinements and the expansion of the Company's restaurant configuration and decor resulted in an increase in the Company's initial cash investment in new units. At the same time, the Company experienced unanticipated declines in sales at its restaurants, resulting in part from increased competition in the casual/family dining sector and greater than expected cannibalization of its existing restaurants. The Company's profitability began to decline in the second half of 1994, and the Company reported its first operating loss in the fourth quarter of 1994. The Company reported additional operating losses for each quarter of 1995. In 1995, after an analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants. The Company recorded a $23.9 million restructuring charge in 1995 in connection with the plan. At year end 1995, the Company closed three restaurants.

      The Company's operating losses continued into the first quarter of 1996 followed by small operating profits during its peak season in the second and third quarters. The Company again reported an operating loss in its seasonally low-volume fourth quarter and reported an operating loss for all of 1996. As of year end 1996, the Company has closed or sold eleven restaurants including the sale of two restaurants and the closure of a third restaurant in the Washington, D.C. market at fiscal year end 1996. The Company has identified no other restaurants for closure as of March 14, 1997.

      The following table sets forth items in the Company's statements of operations as a percentage of sales:


(Dollars in thousands)                                  1996                       1995                        1994
                                               ----------------------     ----------------------     ----------------------
Net sales                                      $  76,691        100.0%    $  84,280        100.0%    $  76,969        100.0%
Costs and expenses:
     Cost of sales                                21,107         27.5        23,059         27.4        20,070         26.1
     Restaurant operating expenses:
       Labor                                      24,853         32.4        27,375         32.5        22,640         29.4
       Occupancy and other                        23,021         30.0        26,163         31.0        19,004         24.7
     Depreciation and amortization                 3,336          4.3         5,731          6.8         4,647          6.0
     General and administrative                    7,089          9.4         8,341          9.9         5,942          7.7
       expenses
     Gain on sale of restaurants                    (446)        (0.6)           --           --            --           --
     Restructuring and asset
       impairment expenses                          (451)        (0.6)       23,932         28.4            --           --
                                               ---------    ---------     ---------    ---------     ---------    ---------
       Total costs and expenses                   78,509        102.4       114,601        136.0        72,303         93.9
                                               ---------    ---------     ---------    ---------     ---------    ---------

Operating income (loss)                           (1,818)        (2.4)      (30,321)       (36.0)        4,666          6.1
Interest income                                       77          0.1            53          0.1           406          0.5
Interest expense                                    (260)        (0.3)         (183)        (0.2)         (190)        (0.2)
                                               ---------    ---------     ---------    ---------     ---------    ---------
       Interest income (expense), net               (183)        (0.2)         (130)        (0.1)          216          0.3
                                               ---------    ---------     ---------    ---------     ---------    ---------


Income (loss) before income taxes                 (2,001)        (2.6)      (30,451)       (36.1)        4,882          6.4

Provision for (benefit from) income taxes             --           --        (2,655)        (3.1)        1,684          2.2
                                               ---------    ---------     ---------    ---------     ---------    ---------
Net income (loss)                              $  (2,001)        (2.6)%   $ (27,796)       (33.0)%   $   3,198          4.2%
                                               =========    =========     =========    =========     =========    =========

      The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the year:

(Dollars in thousands)                                     1996                       1995                      1994
                                                  ----------------------     ----------------------     ---------------------
Net sales                                         $   1,451        100.0%    $   1,506        100.0%    $   1,846       100.0%

Costs and expenses:
      Cost of sales                                     399         27.5           412         27.4           481        26.1
      Restaurant operating expenses:
        Labor                                           470         32.4           489         32.5           543        29.4
        Occupancy and other                             436         30.0           468         31.0           456        24.7
      Depreciation and amortization                      63          4.3           102          6.8           111         6.0
      General and administrative expenses               134          9.4           149          9.9           142         7.7
      Gain on sale of restaurants                        (8)        (0.6)           --           --            --          --
      Restructuring and asset
        impairment expenses                              (9)        (0.6)          428         28.4            --          --
                                                  ---------    ---------     ---------    ---------     ---------   ---------
        Total costs and expenses                      1,485        102.4         2,048        136.0         1,733        93.9
                                                  ---------    ---------     ---------    ---------     ---------   ---------

Operating income (loss)                           $     (34)        (2.4)%   $    (542)       (36.0)%   $     113         6.1%
                                                  =========    =========     =========    =========     =========   =========
Average restaurants open during the year                 53                         56                         42
                                                  ---------                  ---------                  ---------

      Net Sales. Net sales declined $7.6 million or 9.0% to $76.7 million in 1996 compared to $84.3 million in 1995 which was an increase of $7.3 million or 9.5% over $77.0 million in 1994.

      The closure or sale of eleven restaurants accounted for $4.5 million of the sales decline in 1996 and lower customer counts, partially offset by higher prices, at the 43 restaurants opened prior to 1995 accounted for an additional $4.8 million. One new restaurant in 1996 and four of the seven new restaurants in 1995 contributed $1.7 million in incremental sales. In 1996, the Company closed three restaurants opened in 1995.

      Incremental sales from seven new restaurants in 1995 and 15 new restaurants in 1994 contributed $17.5 million to higher sales in 1995 but were offset by a $10.2 million sales decline at the 36 restaurants opened prior to 1994. Lower customer counts accounted for a major portion of the decline, and lower prices accounted for the balance.

      The Company utilizes an 18-month basis for reporting comparable store data which management believes represents a more realistic indication of the base business trends. On this basis comparable store sales decreased 5.9%, 15.3% and 4.6% in 1996, 1995 and 1994, respectively. Comparable real store sales (i.e., price-adjusted sales) declined 10.8%, 12.0% and 3.3% in 1996, 1995 and 1994, respectively.

      Net sales per restaurant averaged $1,451,000 in 1996, $1,506,000 in 1995 and $1,846,000 in 1994.

      Costs and Expenses. The Company's operating costs were 102.4% of net sales in 1996 and 136.0% of net sales in 1995, including a 28.4% restructuring charge, compared to operating costs of 93.9% of net sales in 1994. Lower unit sales in 1996 and 1995 accounted for substantially all of the increase in non-restructuring operating costs as a percentage of net sales.

      Cost of sales (food and beverage costs) were 27.5% and 27.4% of net sales in 1996 and 1995, respectively, compared to 26.1% of net sales in 1994. In 1996, the Company, in accordance with its strategic plan, upgraded the quality of its products, introducing new recipes and upgrading existing ones based on market research and consumer trends. Food cost per customer increased in 1996 for the first time during the three-year period. However, a higher average check following introduction of a one-price system and elimination of certain discount programs covered most of the higher food costs per customer. The increase in food cost as a percentage of net sales in 1995 resulted from pricing decisions, including couponing and other discounts targeted at reversing declining customer counts. These programs reduced the average check per customer while the food cost per customer remained approximately constant.

      Restaurant operating expenses were 62.4% and 63.5% of net sales in 1996 and 1995, respectively, compared to 54.1% of sales in 1994. These mostly fixed costs were spread over lower average sales per restaurant which accounted for most of the increase as a percentage of net sales. In 1996, the relationship of restaurant operating expenses to net sales also improved due to the absence of non-recurring charges related to the Company's curtailment of restaurant expansion in 1995 and, to a lesser extent, the absence of fixed costs on low-volume restaurants closed in connection with the Company's restructuring plan. On a per restaurant basis, operating expenses were 9% and 4% lower in 1996 and 1995, respectively, than restaurant expenses in 1994 and reflected management's continued focus on controlling costs.

      Depreciation and amortization expenses were 4.3% of net sales in 1996, 6.8% of net sales in 1995 and 6.0% in 1994. A decline in start-up cost amortization related to fewer restaurant openings and a reduction in fixed asset depreciation from asset write-offs at closed restaurants and impairment reserves at other restaurants contributed equally to the $2.4 million drop in depreciation and amortization expenses in 1996. In 1995, the increase in depreciation and amortization expenses as a percentage of sales is attributed to lower unit sales.

      General and administrative expenses were 9.4% of net sales in 1996, 9.9% of net sales in 1995, and 7.7% in 1994. Most of the increase as a percentage of sales is attributed to lower unit sales in 1996 and 1995. In 1995, the Company had non-recurring charges of $0.7 million, or 0.8% of net sales, for executive and corporate employee severance payments related to the Company's change in management and curtailment of its restaurant expansion. Continued effective cost controls introduced in 1995 have kept general and administrative expense in line with the Company's lower sales.

      Gain on Sale of Restaurants. At the end of fiscal year 1996, the Company sold two of its three restaurants in the Washington, D.C. market and closed the third restaurant which was previously identified for closure under the 1995 restructuring plan. The Company received $750,000 for the sale of the two restaurants and recorded a gain of $446,000. In addition, the Company entered into an agreement not to compete in the Washington, D.C. and Baltimore markets for a period of four years. The Company had previously recorded an impairment reserve at each of the restaurants in connection with the Company's 1995 restructuring plan. The Company has provided a reserve for the one closed restaurant for estimated cash costs related to the restaurant closure and settlement of the lease obligation. The Company assumed contingent liabilities in connection with assignment agreements on the two sold restaurants and is currently negotiating a lease settlement with the landlord of the closed restaurant.

      Restructuring Reserve. At the end of 1995, after an analysis of the sales potential and operating economics of every restaurant in the chain, the Company announced a major restructuring plan which called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimate fair value for thirteen other restaurants.

      The Company recorded a $23.9 million restructuring charge in connection with the plan. The charge consisted of three parts: (1) an $18.7 million non-cash impairment charge which related to a write-down of assets to fair market value at the seven restaurants identified for closure and thirteen other restaurants, (2) a $4.6 million charge for estimate cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $0.6 million charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring. Fair value for the write-down on assets at restaurants was based on the present value of expected future cash flows.

      As of December 29, 1996, the Company had closed six of the seven restaurants initially identified for closure. During 1996, the Company decided not to close the seventh restaurant based on its improved operating performance and reversed $451,000 of the previously recorded restructuring expense which primarily related to cash payments to close the restaurant and settle the lease obligation. The Company negotiated cash payments to landlords to settle the lease obligations for four of the closed restaurants, assumed a contingent liability in connection with a sublease agreement for the fifth closed restaurant, and is negotiating a settlement with the landlord for the sixth closed restaurant. In 1996, the Company reversed an additional $1.6 million of the 1995 restructuring reserve due primarily to lower than estimated cash payments to settle lease obligations at five of the closed restaurants. The Company attributes the lower than estimated cash payments to better than expected real estate markets which enabled landlords to locate new tenants for the closed locations.

      During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded an additional $1.6 million restructuring charge for two of the restaurants which consisted of (1) a $0.6 million non-cash charge for the write-down of assets to fair market value at one restaurant that was not previously impaired and (2) a $1.0 million charge for estimated cash costs associated with restaurant closures and settlement of lease obligations for both restaurants. The Company closed both restaurants during 1996 and reached a settlement with the landlord for the lease obligation at one of the restaurants. A third closed restaurant, which was included in the 1995 asset impairment reserve, did not require a cash settlement with the landlord for lease obligations, and the Company charged its remaining net assets to operations at the time the restaurant closed in 1996. The Company sold two restaurants in the Washington D.C. market at the end of 1996 for $750,000 and recorded a gain of $446,000. The Company had previously recorded a partial asset write-down for both of the restaurants in connection its restructuring reserve recorded at the end of fiscal 1995. The Company is contingently liable under the assigned lease agreements on the two restaurants.

      The reserve balances at December 29, 1996 totaled $2.7 million and consisted primarily of estimated cash costs to settle lease obligations for two restaurants and scheduled payments for lease settlements on two additional restaurants. The Company believes the balances at December 29, 1996 are adequate to cover the remaining estimated costs to be incurred under the plan.

      Of the eleven restaurants closed by the Company, six restaurants were outside the Company's core California market. Three closed restaurants in the Washington D.C. market, including the two restaurants which were sold, were in Columbia, Maryland; Arlington, Virginia; and Fairfax, Virginia. Two closed restaurants were in Dallas, Texas and one closed restaurant in Federal Way in the state of Washington. The five California restaurants were in San Francisco, Menlo Park, Los Angeles, Palm Desert, and Fresno, California. The Company had opened three of the closed restaurants in 1995, six of the closed restaurants in 1994, one of the closed restaurants in 1993 and one of the closed restaurants in 1992.

      The Company based its restructuring analysis on Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes standards to identify and measure impairment of long-lived assets. Management believes the Company's adoption of FAS No. 121 concurrent with the Company's development of a restructuring plan did not alter the amount or components of the restructuring plan and, as a result, the adoption of the accounting standard did not have a material impact on the Company's financial position or operations.

      The Company reviews the cash flow of each restaurant throughout any given reporting period, and performs an impairment review of its investment in property and equipment at any given restaurant during a reporting period if deemed necessary based on the restaurant's cash flow performance. At least annually, the Company conducts an impairment review of its investment in property and equipment for all of its restaurants.

      Interest Income. Interest income was $77,000 in 1996, $53,000 in 1995 and $406,000 in 1994. In 1996, the Company invested $5.5 million received from its September sale of Series B Preferred Stock to Crescent in short-term money market funds. The sharp decline in interest income in 1995 resulted from the sale of investments to finance new restaurant construction, including invested funds from the Company's December 1992 initial public offering and July 1993 secondary offering. In 1994, funds in excess of operating requirements and from the two public offerings were invested in tax-exempt municipal securities.

      Interest Expense. Interest expense was $260,000 in 1996, $183,000 in 1995, and $190,000 in 1994. Interest expense consists primarily of interest on line of credit borrowings and capital lease obligations. The Company's only long-term debt during the three-year period consisted of capital equipment leases and a site construction note which is included in other long-term liabilities.

      Provision for Income Taxes. The Company recorded no tax benefit on its operating loss in 1996, and in 1995, the tax benefit resulting from the Company's operating loss was computed at an 8.7% effective tax rate which varies from the expected 40.1% combined federal and state statutory rate. In 1994, the Company's effective tax rate was 34.5%

      At year end 1996 and 1995, the Company provided valuation allowances against deferred tax assets, which consist primarily of the tax benefits related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals, based on management's assessment that it is deemed not likely that some portion of the deferred tax assets will be realized.

      In 1996 and 1995, these valuation allowances and, to a lesser extent, lost state carryforwards account for the variance between the Company's effective tax rate and the statutory rate. In 1994, the 34.5% tax rate reflected adjustments to taxable income for non-taxable interest income and targeted jobs tax credits.

QUARTERLY INFORMATION

      The following table sets forth certain quarterly results of operations for 1996 and 1995:

                                                   Year Ended December 29, 1996             Year Ended December 31, 1995
                                              --------------------------------------   --------------------------------------
                                                 First    Second     Third      Last     First    Second     Third       Last
(In thousands, except per share data)               12        12        12        16        12        12        12         17
                                                 Weeks     Weeks     Weeks     Weeks     Weeks     Weeks     Weeks      Weeks
                                              --------------------------------------   --------------------------------------
Net sales                                      $18,061   $18,793   $18,644   $21,193   $16,934   $19,175   $21,660   $ 26,511
Operating income (loss)                           (795)      158       396    (1,577)   (2,145)   (2,298)     (311)   (25,567)
Net income (loss)                                 (866)       95       329    (1,559)   (1,284)   (1,562)     (228)   (24,722)
Net income (loss) per common
  and equivalent share*                        $  (.16)  $   .02   $   .06   $  (.28)  $  (.23)  $  (.28)  $  (.04)  $  (4.47)
Shares used in computing per share amounts       5,584     5,686     5,664     5,652     5,483     5,488     5,509      5,529
Number of restaurants open at end of quarter        54        53        51        48        53        57        58         55

*The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net loss per share for the total fiscal year.

      The Company's restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and restaurant operating income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year ending on the last Sunday in December which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Because of recent operating losses, the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter cannot be relied upon as indicative of the results that may be achieved for a full fiscal year.

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

      As of December 29, 1996, the Company had incurred cash costs of approximately $1.8 million in connection with restaurant closures and related settlement of lease obligations. The Company has identified no other restaurants for closure, and believes the restructuring reserve balance of $2.7 million at December 29, 1996 is adequate to cover the remaining estimated costs to be incurred under the plan.

      On September 13, 1996, in accordance with the terms of the April 26, 1996 preferred stock purchase agreement (the "Agreement") and upon approval of the stockholders at the Company's annual meeting, the Company sold 1,187,906 shares of its Series B Non-Voting Convertible Preferred Stock to Crescent Real Estate Equities Limited Partnership ("Crescent") for $4.63 per share, receiving net proceeds of approximately $5,175,000, in a private offering. The Company plans to use the proceeds to build new restaurants, remodel existing restaurants, upgrade its information systems and increase working capital. Under the terms of the Agreement, Crescent also has an option to purchase up to 593,953 shares of Series C Non-Voting Convertible Preferred Stock at a price of $6.00 per share during a period of three years.

     The Series B Non-Voting Preferred Stock is convertible, at the holders' option, into Series A Voting Convertible Preferred Stock on a one-for-one basis, and the Series A, Series B and Series C Preferred Stock are convertible, at the holders' option, into Common Stock on a one-for-one basis. The Series A Preferred Stock entitles its holders to vote with Common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A Preferred Stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998
(subject to adjustment under certain circumstances by the Company's Board of Directors), any Series A preferred stockholders could elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, the Company may force a mandatory conversion of the Series A Preferred Stock to Common Stock. All shares of Series A, Series B and Series C Preferred Stock are senior to the Company's Common Stock with respect to dividends and with respect to distribution on liquidation.

      In connection with the Agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C Preferred Stock.

      In November 1996, the Company entered into an amendment of its bank line of credit. The amendment reduced the available line to $3.0 million and extended the maturity date to May 27, 1997. Under the amended agreement borrowings pay interest at a rate equal to one percentage point above the prime rate (8.25% at December 29, 1996). The amended line of credit agreement requires the Company to achieve a minimum tangible net worth, limits the Company's capital spending and prohibits the payment of dividends. Borrowings under the line are collateralized by the Company's personal property and executed leasehold interest in certain Company restaurants. Borrowings under the line are limited to the amount of cash flow (not to exceed $3,000,000) generated by the restaurant sites at which the bank holds executed leasehold interests ($1,633,000 at December 29, 1996). At December 29, 1996, the Company had no borrowings under this agreement and was in compliance with all covenants. The Company is in discussions to renew the line of credit with the bank.

      For the year ended December 29, 1996, the Company invested $1.8 million in property and equipment. Approximately $755,000 of the investment consisted primarily of spending on the new prototype restaurant opened in May 1996. The Company funded this investment through bank debt and cash flow from operations.

      During the year ended December 29, 1996, operating activities provided $423,000 compared to $1.8 million in 1995.

      The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company intends to resume its restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of efforts to restore profitability and its ability to obtain funds. See "Business - Business Risks - Expansion". The Company believes its operating cash requirements and near-term capital requirements can be met through existing cash balances, cash provided by operations and its available bank line of credit that expires in May 1997.

      The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming expansion.

INFLATION

      Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. Currently, there are further scheduled increases in the federal and State of California minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or if it were able to do so, it could do so in a short period of time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's financial statements as of December 29, 1996 and December 31, 1995 and for each of the three fiscal years in the period ended December 29, 1996, and the Independent Auditors' Report, are included in the report as listed on Page 29 of this Report, Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                 PART III

      Certain information required by Part III is omitted from this Report. The Company plans to file its Proxy Statement (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated by reference the information relating to the directors of the Company set forth under the caption "Election of Directors" in the Proxy Statement. Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

      There is incorporated by reference the information relating to executive compensation set forth under the caption "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated by reference the information relating to ownership of equity securities of the Company by certain beneficial owners and management set forth under the caption "General Information -- Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is incorporated by reference the information relating to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

        The following documents are filed as part of this Report:

        (a)  1.   FINANCIAL STATEMENTS.

                                                                                          Page Nos.
                                                                                          ---------
        Consolidated Balance Sheets at December 29, 1996
           and December 31, 1995.............................................................F-1
        Consolidated Statements of Operations for the Fiscal
           Years Ended December 29, 1996, December 31, 1995
           and December 25, 1994.............................................................F-2
        Consolidated Statements of Stockholders' Equity for the
           Fiscal Years Ended December 29, 1996, December 31, 1995
           and December 25, 1994 ............................................................F-3
        Consolidated Statements of Cash Flow for the Fiscal Years Ended
           December 29, 1996, December 31, 1995 and December 25, 1994........................F-4
        Notes to the Consolidated Financial Statements.......................................F-5
        Independent Auditors' Report.........................................................F-17

      2. FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report. Exhibit Nos. 10.2, 10.3, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26,
            10.27, 10.28 and 10.30 are management contracts or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

      (b) REPORTS ON FORM 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

                                                              Fresh Choice, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                               December 29,    December 31,
                                                                      1996            1995
                                                              -------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $5,647         $1,294
  Receivables                                                          218            207
  Inventories                                                          432            465
  Pre-opening costs                                                     23            117
  Refundable income taxes                                               --          1,602
  Prepaid expenses and other current assets                            513            686
                                                              -------------  -------------
  Total current assets                                               6,833          4,371

PROPERTY AND EQUIPMENT, net                                         29,509         31,983
LEASE ACQUISITION COSTS, net                                           556            630
DEPOSITS AND OTHER ASSETS                                              268            322
                                                              -------------  -------------
TOTAL ASSETS                                                       $37,166        $37,306
                                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  $2,077         $2,909
  Accrued salaries and wages                                         1,445          1,121
  Sales tax payable                                                    462            627
  Other accrued expenses                                             2,790          2,954
  Restructuring reserve                                              2,696          5,266
  Current portion of capital lease obligations                          89            406
                                                              -------------  -------------
  Total current liabilities                                          9,559         13,283
CAPITAL LEASE OBLIGATIONS                                               --             89
OTHER LONG-TERM LIABILITIES                                          1,691          1,643
                                                              -------------  -------------

  Total liabilities                                                 11,250         15,015
                                                              -------------  -------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 7 and 9)

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par
     value;  3.5 million shares
     authorized; shares outstanding:
     1996-1,187,906; 1995-none                                       5,175             --
  Common stock, $.001 par value; 15 million
      shares authorized;
      shares outstanding: 1996-5,660,826;
      1995-5,582,449                                                42,070         41,619
  Accumulated deficit                                              (21,329)       (19,328)
                                                              -------------  -------------
  Total stockholders' equity                                        25,916         22,291
                                                              -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $37,166        $37,306
                                                              =============  =============

See accompanying notes to consolidated financial statements

                                                              Fresh Choice, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                              Fiscal Year Ended
                                                -------------------------------------------
                                                December 29,   December 31,    December 25,
                                                       1996           1995          1994
                                                -------------  -------------   ------------
NET SALES                                            $76,691       $ 84,280        $76,969
                                                -------------  -------------   ------------

COSTS AND EXPENSES:
  Cost of sales                                       21,107         23,059         20,070
  Restaurant operating expenses:
    Labor                                             24,853         27,375         22,640
    Occupancy and other                               23,021         26,163         19,004
  Depreciation and amortization                        3,336          5,731          4,647
  General and administrative expenses                  7,089          8,341          5,942
  Gain on sale of restaurants                           (446)            --             --
  Restructuring and asset impairment expenses           (451)        23,932             --
                                                -------------  -------------   ------------

    Total costs and expenses                          78,509        114,601         72,303
                                                -------------  -------------   ------------

OPERATING INCOME (LOSS)                               (1,818)       (30,321)         4,666

  Interest income                                         77             53            406
  Interest expense                                      (260)          (183)          (190)
                                                -------------  -------------   ------------
  Interest income (expense), net                        (183)          (130)           216
                                                -------------  -------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (2,001)       (30,451)         4,882
  Provision for (benefit from) income taxes               --         (2,655)         1,684
                                                -------------  -------------   ------------
NET INCOME (LOSS)                                    $(2,001)      $(27,796)       $ 3,198
                                                =============  =============   ============

Net income (loss) per common and
  equivalent share                                   $ (0.36)      $  (5.05)       $  0.58
                                                =============  =============   ============
Shares used in computing per share amounts             5,625          5,504          5,544
                                                =============  =============   ============

See accompanying notes to consolidated financial statements

                                                              Fresh Choice, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)


                                                   Convertible Preferred Stock         Common Stock
                                                   ---------------------------   ----------------------
                                                          Shares        Amount        Shares     Amount
                                                   ---------------------------   ----------------------
BALANCES - DECEMBER 27, 1993                                 --        $   --     5,396,586    $39,940
  Exercise of stock options                                                          61,584        269
  Sales of common stock under
    employee stock purchase plan                                                     20,300        208
  Income tax benefit from employee
    stock option transactions                                                                      504
  Adoption of SFAS No. 115, net of
    $9 tax effect
  Change in unrealized loss on short-term
    investments, net of $23 tax effect
  Net income
                                                   ---------------------------   ----------------------

BALANCES - DECEMBER 25, 1994                                 --            --     5,478,470     40,921

  Exercise of stock options                                                          28,130         51
  Sales of common stock under
    employee stock purchase plan                                                     25,849        190
  Change in unrealized loss on short-term
    investments, net of $32 tax effect
  Issuance of common stock for
    consulting services                                                              50,000        344
  Common stock warrant issued under
    the terms of a bank line of credit                                                             113
  Net loss
                                                   ---------------------------   ----------------------

BALANCES - DECEMBER 31, 1995                                 --            --     5,582,449     41,619

  Exercise of stock options                                                           7,630         22
  Sales of common stock under
    employee stock purchase plan                                                     20,747        104
  Issuance of common stock for
    consulting services                                                              50,000        325
  Sale of convertible preferred stock                 1,187,906         5,175
  Net loss
                                                   ---------------------------   ----------------------
BALANCES - DECEMBER 29, 1996                          1,187,906        $5,175     5,660,826    $42,070
                                                   ===========================   ======================


                                                     Unrealized      Retained         Total
                                                        Loss on      Earnings    Stockholders'
                                                    Investments     (Deficit)        Equity
                                                   ---------------------------   -----------
BALANCES - DECEMBER 27, 1993                               $ --        $5,270       $45,210
  Exercise of stock options                                                             269
  Sales of common stock under
    employee stock purchase plan                                                        208
  Income tax benefit from employee
    stock option transactions                                                           504
  Adoption of SFAS No. 115, net of
    $9 tax effect                                           (14)                        (14)
  Change in unrealized loss on short-term
    investments, net of $23 tax effect                      (39)                        (39)
  Net income                                                            3,198         3,198
                                                   ---------------------------   -----------

BALANCES - DECEMBER 25, 1994                                (53)        8,468        49,336

  Exercise of stock options                                                              51
  Sales of common stock under
    employee stock purchase plan                                                        190
  Change in unrealized loss on short-term
    investments, net of $32 tax effect                       53                          53
  Issuance of common stock for
    consulting services                                                                 344
  Common stock warrant issued under
    the terms of a bank line of credit                                                  113
  Net loss                                                            (27,796)      (27,796)
                                                   ---------------------------   -----------

BALANCES - DECEMBER 31, 1995                                 --       (19,328)       22,291

  Exercise of stock options                                                              22
  Sales of common stock under
    employee stock purchase plan                                                        104
  Issuance of common stock for
    consulting services                                                                 325
  Sale of convertible preferred stock                                                 5,175
  Net loss                                                             (2,001)       (2,001)
                                                   ---------------------------   -----------

BALANCES - DECEMBER 29, 1996                               $ --      $(21,329)      $25,916
                                                   ===========================   ===========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW                          Fresh Choice, Inc.
(Dollars in thousands)


                                                                  Fiscal Year Ended
                                                      ----------------------------------------
                                                      December 29,  December 31,  December 25,
                                                         1996          1995          1994
                                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
Net income (loss)                                        $(2,001)     $(27,796)       $3,198
Adjustments to reconcile net income (loss) to
  net cash provided by operations:
    Restructuring and asset impairment expense              (451)       23,647            --
    Depreciation and amortization                          3,567         6,030         4,885
    Issuance of common stock for consulting services         325            --            --
    Premium amortization on short-term investments            --            26           299
    Loss on sale of short-term investments                    --            46            --
    Loss (gain) on disposal of property                     (524)          585           140
    Deferred rent                                            112           302           271
    Deferred income taxes                                     --          (997)         (102)
    Change in operating assets and liabilities:
      Receivables                                            (11)           45           181
      Inventories                                             23            76          (157)
      Pre-opening costs                                      (58)         (498)       (1,009)
      Prepaid expenses and other current assets              173            93           (98)
      Income taxes payable (refundable)                    1,602        (1,408)          561
      Accounts payable                                      (832)         (280)        1,005
      Accrued salaries and wages                             324           112           106
      Other accrued expenses                                (329)        1,801           870
      Restructuring reserve                               (1,497)           --            --
                                                         -------      --------        ------

  Net cash provided by operating activities                  423         1,784        10,150
                                                         -------      --------        ------

INVESTING ACTIVITIES:
  Capital expenditures                                    (1,750)       (7,531)      (23,651)
  Proceeds from sale-leaseback                                --            --         2,061
  Proceeds from sale of restaurants                          750            --            --
  Short-term investment purchases                             --            --        (8,437)
  Proceeds from sale of short-term investments                --         4,652        13,914
  Proceeds from maturities of short-term investments          --            --         7,080
  Deposits and other assets                                   36           870          (257)
                                                         -------      --------        ------

  Net cash used in investing activities                     (964)       (2,009)       (9,290)
                                                         -------      --------        ------

FINANCING ACTIVITIES:
  Common stock sales                                         126           241           477
  Convertible preferred stock sales                        5,175            --            --
  Other note payable - borrowings (repayments)                (1)          120            --
  Capital lease obligations - repayments                    (406)         (384)         (427)
                                                         -------      --------        ------

  Net cash provided by (used in) financing activities      4,894           (23)           50
                                                         -------      --------        ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           4,353          (248)          910

CASH AND CASH EQUIVALENTS:
  Beginning of year                                        1,294         1,542           632
                                                         -------      --------        ------

  End of year                                            $ 5,647      $  1,294        $1,542
                                                         =======      ========        ======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                 $    58      $    166        $  183
  Cash paid during the year for income taxes             $    --      $     --        $1,009

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Income tax benefit from employee stock option
    transactions                                         $    --      $     --        $  504
  Adoption of FAS No. 115, net of tax effect of $9       $    --      $     --        $   14
  Common stock warrant issued under the terms
    of bank line of credit                               $    --      $    113        $   --

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994

1. Organization and Significant Accounting Policies

Description of business. Fresh Choice, Inc. (the Company) is incorporated in Delaware and is engaged in operating self-service restaurants offering specialty and traditional salads, hot pasta dishes, soups, bakery goods and desserts. The Company operated 48 restaurants at December 29, 1996, 55 restaurants at December 31, 1995, and 51 restaurants at December 25, 1994.

Basis of presentation. The consolidated financial statements include the accounts of the Company and Moffett Design Corporation, a wholly-owned subsidiary, after elimination of intercompany transactions and balances.

      The Company's fiscal year ends on the last Sunday in December. Fiscal year 1995 contained 53 weeks whereas fiscal years 1996 and 1994 each contained 52 weeks.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such management estimates include the restructuring reserve, the valuation allowance for deferred income taxes, and certain other accrued expenses. Actual results could differ from those estimates.

Cash and cash equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of credit risk. The Company considers cash and cash equivalents to be financial instruments which could potentially subject the Company to a concentration of credit risk. The Company maintains its excess cash balances, if any, in a variety of financial instruments such as money market funds and state and local government bonds and has not experienced any material losses on any of the investments.

Inventories. Inventories consist principally of food and supplies stated at the lower of cost (first in, first out) or market.

Pre-opening costs. Pre-opening costs consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce. Pre-opening costs are amortized over a twelve-month period commencing with the restaurant opening.

Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years.

      The Company reviews the cash flow of each restaurant throughout any given reporting period and performs an impairment review of its investment in property and equipment at any given restaurant during a reporting period if deemed necessary based on the restaurant's cash flow performance. At least

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


annually, the Company performs an impairment review of its investment in property and equipment for all of its restaurants.

Lease acquisition costs. Lease acquisition costs are amortized using the straight-line method over the remaining term of the acquired lease including option periods, as appropriate, not to exceed 25 years.

Deferred rent. The Company computes rent expense on a straight-line basis for operating leases that contain provisions for scheduled rent increases over the lease term.

Income taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance related to a deferred tax asset is recorded when it is deemed not likely that some portion of the deferred tax asset will be realized.

Net income (loss) per common and equivalent share. Net income (loss) per common and equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are common stock options and warrants converted using the treasury stock method and preferred stock using the "if converted" method. The difference between primary earnings per share and fully-diluted earnings per share in any year presented is not significant.

Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

2.  Restructuring Plan

In December 1995, after an analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The Company's profitability had declined in the second half of 1994, and the Company reported its first operating loss in the fourth quarter of 1994 and additional operating losses for each quarter of 1995.

      The restructuring plan announced in December 1995 called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants. The Company based its reserve analysis on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" which establishes standards to identify and measure impairment of long-lived assets. Management believes the Company's adoption of SFAS No.121 concurrent with the Company's development of a restructuring plan did not alter the amount or components of the plan and, as a result, the adoption of the accounting standard did not have a material impact on the Company's financial position or operations.

      The Company recorded a $23,932,000 restructuring charge in 1995 in connection with the plan which consisted of three parts: (1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to a write-down of assets to fair market value at seven restaurants identified for closure and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


$10,353,000 related to a write-down to fair market value at 13 other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

      As of December 29, 1996, the Company had closed six of the seven restaurants identified for closure. During 1996, the Company decided not to close the seventh restaurant based on its improved operating performance and reversed $451,000 of the previously recorded restructuring expense which primarily related to anticipated cash payments to close the restaurant and settle the lease obligation. The Company negotiated cash payments to landlords to settle the lease obligations for four of the closed restaurants, assumed a contingent liability in connection with a sublease agreement for the fifth closed restaurant, and is negotiating a settlement with the landlord for the sixth closed restaurant. In 1996, the Company reversed an additional $1,618,000 of the 1995 restructuring reserve due primarily to lower than estimated cash payments to settle lease obligations at five of the closed restaurants. The Company attributes the lower than estimated cash payments to better than expected real estate markets which enabled landlords to locate new tenants for the closed locations.

      During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded an additional $1,618,000 restructuring charge for two of the restaurants which consisted of (1) a $650,000 non-cash charge for the write-down of assets to fair market value at one restaurant that was not previously impaired and (2) a $968,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations for both restaurants. The Company closed both restaurants during 1996 and reached a settlement with the landlord for the lease obligation at one of the restaurants. A third closed restaurant, which was included in the 1995 asset impairment reserve, did not require a cash settlement with the landlord for lease obligations, and the Company charged its remaining net assets to operations at the time the restaurant closed in 1996. The Company sold two restaurants in the Washington D.C. market at the end of 1996 for $750,000 and recorded a gain of $446,000. The Company had previously recorded a partial asset write-down for both of the restaurants in connection its restructuring reserve recorded at the end of fiscal 1995. The Company is contingently liable under the assigned lease agreements on the two restaurants.

      The reserve balances at December 29, 1996 consisted primarily of estimated cash costs to settle lease obligations for two restaurants and scheduled payments for lease settlements on two additional restaurants.

   The following table sets forth the Company's 1996 restructuring and 1995 restructuring reserves and the respective balances at December 29, 1996 and December 31, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


                                               Reserve                  Balance      Provided                               Balance
(Dollars in thousands)                         Provided    Utilized     December     (Reversed)   Utilized    Reclassified December
                                               in 1995     in 1995      31, 1995     in 1996      in 1996     in 1996      29, 1996
                                              ---------    ---------    ---------    ---------    ---------   ---------    ---------
1995 Restructuring Reserve:
Restaurant closures:
   Non-cash write-down of restaurant
     assets to estimated fair value
     and other related costs                  $   8,318    $  (8,010)   $     308    $    (250)         $--          $--   $      58

   Estimated cash costs associated
     with restaurant closures and
     settlement of lease obligations
                                                  4,655         (205)       4,450       (1,442)      (1,243)          --       1,765
Impaired restaurants:
   Non-cash write-down of assets to
     estimated fair value at other
     restaurants and other related
     costs                                       10,353      (10,027)         326         (326)          --           --          --
Other costs, primarily consulting
  and professional fees related to
  the restructuring plan:
    Cash costs                                      106          (80)          26          (51)        (109)         134          --
    Non-cash costs                                  500         (344)         156           --          (22)        (134)         --
                                              ---------    ---------    ---------    ---------    ---------    ---------   ---------
1995 restructuring reserve                       23,932      (18,666)       5,266       (2,069)      (1,374)          --       1,823
                                              ---------    ---------    ---------    ---------    ---------    ---------   ---------
1996 Restructuring Reserve:
Restaurant closures:
   Non-cash write-down of restaurant
     assets to estimated fair value
     and other related costs
                                                     --           --           --          650         (622)          --          28
   Estimated cash costs associated
     with restaurant closures and
     settlement of lease obligations
                                                     --           --           --          968         (123)          --         845
                                              ---------    ---------    ---------    ---------    ---------    ---------   ---------
1996 restructuring reserve                           --           --           --        1,618         (745)          --         873
                                              =========    =========    =========    =========    =========    =========   =========
Total restructuring reserve                   $  23,932    $ (18,666)   $   5,266    $    (451)   $  (2,119)         $--   $   2,696
                                              =========    =========    =========    =========    =========    =========   =========

    The Company believes the balances at December 29, 1996 are adequate to cover the remaining estimated costs to be incurred under the plan. In 1995, other non-cash costs included a $344,000 non-cash charge for 50,000 shares of the Company's common stock issued in exchange for restructuring consulting services. The Company also issued a contingent warrant to purchase 100,000 shares of the Company's stock in exchange for restructuring consulting services (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994

   The following table presents the results of operations for the eleven restaurants closed or sold in connection with the Company's restructuring plan:

  (Dollars in thousands)                    1996           1995            1994
                                     ------------    -----------     -----------
  Net sales                            $  5,892       $ 10,380         $ 4,706
                                     ------------    -----------     -----------
  Cost of sales                           1,769          2,964           1,254
  Restaurant operating expenses:
    Labor                                 2,157          4,189           1,805
    Occupancy and other                   2,198          4,057           1,604
  Depreciation and amortization             102          1,328             428
                                     ------------    -----------     -----------
    Total costs and expenses              6,225         12,538           5,091
                                     ------------    -----------     -----------
  Operating loss                        $  (334)     $  (2,158)       $   (385)
                                     ============    ===========     ===========

3.  Property and Equipment

Property and equipment consist of:

                                                   December 29,   December 31,
     (In thousands)                                        1996           1995
                                                  --------------  -------------
     Land                                            $   1,795     $    1,795
     Buildings and improvements                          5,938          5,938
     Leasehold improvements                             17,585         17,806
     Equipment                                           9,985          8,560
     Equipment under capital leases                        502          1,781
     Furniture and fixtures                              4,747          4,633
     Construction in progress                               61             34
                                                  --------------  -------------
          Total property and equipment                  40,613         40,547
     Accumulated depreciation and amortization         (11,104)        (8,564)
                                                  --------------  -------------
          Property and equipment, net                $  29,509      $  31,983
                                                  ==============  =============

Accumulated amortization of equipment leased under capital leases at December 29, 1996 and December 31, 1995 was approximately $438,000 and $1,500,000, respectively.

4.  Borrowing Arrangements

Line of Credit. At December 29, 1996, the Company had a $3,000,000 bank line of credit which expires in May 1997. Borrowings bear interest at the prime rate (8.25% at December 29, 1996) plus 1%. Borrowings under the line are collateralized by the Company's personal property and by executed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


leasehold interests in certain Company restaurants. Borrowings under the line are limited to the amount of annual cash flow (not to exceed $3,000,000) generated by the restaurant sites at which the bank holds executed leasehold interests. At December 29, 1996, the Company had $1,633,000 available under the line of credit.

      The agreement requires the Company to maintain a minimum tangible net worth, limits the Company's capital spending and debt to tangible net worth ratio, and prohibits the Company's payment of dividends. The Company was in compliance with these covenants at December 29, 1996.

      The Company had no borrowings under line of credit arrangements at December 29, 1996 or December 31, 1995.

Other Note Payable. The Company has a $119,000 promissory note included in other long-term obligations which is payable over 34 years and bears interest at 8%.

5.  Common Stock

Stock Option Plan. The Company has reserved 1,500,000 shares for issuance to employees, management, directors and consultants under an incentive stock option plan and a nonqualified stock option plan (the Plan). Under the Plan, the Company may grant options at prices not less than the fair market value of the Company's common stock at the grant date. Options generally have a ten-year term and vest over a five-year period commencing one year after grant.

     A summary of stock option activity follows:

                                                                                             Weighted
                                                                      Number of               Average
                                                                         Shares        Exercise Price
                                                                   -------------     -----------------
      Outstanding - December 27, 1993                                  283,442            $    12.38
      Options granted                                                  197,534                 22.53
      Options canceled                                                 (47,739)                18.04
      Options exercised                                                (61,584)                 4.27
                                                                   -------------     -----------------

      Outstanding - December 25, 1994
           (66,214 exercisable at a weighted
            average price of $12.63)                                   371,653                 18.39
      Options granted
           (weighted average fair value of $3.10)                      440,716                  6.69
      Options canceled                                                (205,876)                21.67
      Options exercised                                                (28,130)                 1.83
                                                                   -------------     -----------------

      Outstanding - December 31, 1995
           (95,371 exercisable at a weighted
            average price of $10.86)                                   578,363                  9.12
      Options granted                                                   88,340                  5.95
           (weighted average fair value of $2.86)
      Options canceled                                                (108,865)                13.02
      Options exercised                                                 (7,630)                 2.89
                                                                   -------------     -----------------

      Outstanding - December 29, 1996                                  550,208            $     7.92
                                                                   =============     =================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


      Additional information regarding options outstanding as of December 29, 1996 is as follows:


                             Options Outstanding                 Options Exercisable
                    ----------------------------------------  --------------------------
                                      Weighted   Weighted                      Weighted
                                       Average   Average                        Average
         Range of         Number   Contractual   Exercise          Number      Exercise
  Exercise Prices    Outstanding   Life (Years)  Price        Exercisable         Price
------------------  -------------  ------------  -----------  ------------  ------------
$  0.16 - $ 1.45          7,480           3.3      $  0.60         7,480       $  0.60
$  4.25 - $10.38        496,144           8.8      $  6.60       128,264       $  6.59
$ 21.00 - $26.13         46,584           7.4       $23.19        23,714       $ 23.27
------------------  -------------  ------------  -----------  ------------  ------------
$  0.16 - $26.13        550,208           8.6      $  7.92       159,458       $  8.79
==================  =============  ============  ===========  ============  ============


At December 29, 1996, 885,844 shares were available for future grants under the Plan.

      During 1995, non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, were granted at an exercise price of $6.875 per share to an executive officer of the Company. These non-qualified options were outstanding at December 29, 1996 and December 31, 1995 and are reflected in the summary of stock option activity above.

Stock Purchase Plan. Under the Company's Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10 percent of their base compensation, as defined, to purchase common stock at a price equal to 85 percent of the lower of the fair market value as of the beginning or end of each six-month offering period. Shares of common stock issued under the plan were 20,747, 25,849, and 20,300 shares in 1996, 1995 and 1994 at weighted average prices of $5.02, $7.34 and $10.25 per share, respectively. A total of 129,600 shares were reserved for issuance and 48,903 shares remain available for issuance at December 29, 1996.

Accounting for Stock-Based Compensation. As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, twelve months following vesting for officers and directors and six months following vesting for all other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


employees; stock volatility, 60.1% in 1996 and 56.2% in 1995; risk free interest rate, 7.0% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

      If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma operating loss would have been $2,567,000 ($0.46 per share) in 1996 and $27,980,000 ($5.08 per share)
in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments.

Other Stock Transactions. In September 1995, the Company agreed to issue, contingent upon Board of Director approval of a restructuring plan, a warrant to outside consultants to purchase 100,000 shares of its common stock at an exercise price of $6.875 per share (see Note 2). The warrant expires in June 2005. The warrant was issued and became exercisable in December 1995 when the Board approved the restructuring plan and the Company obtained financing (see
Note 5). Based on the fair value of the Company's common stock at the time the warrant became exercisable, no value has been recorded for the warrant.

      In December 1995, in addition to the above warrant, the Company issued the outside consultants 50,000 shares of its common stock for consulting services. These shares were recorded at their fair value at the date of issuance with a charge of $344,000 included in restructuring expense (see Note 2). In April 1996, the Company issued 50,000 shares of its common stock as payment for accrued consulting services between December 1995 and March 1996 which were charged to general and administrative expenses. These shares were recorded at their fair value of $6.50 per share on the date the Board of Directors approved the issuance of the shares.

      In connection with a bank line of credit agreement entered into in December 1995, the Company issued a warrant to purchase up to 75,000 shares of its common stock at an exercise price of $6.80 per share. The warrant expires in November 2000. The first 37,500 shares under the warrant were exercisable immediately. The remaining shares, which would have become exercisable if the Company had borrowed in excess of the first $2 million available under the one-year line of credit agreement, did not become exercisable. In accordance with FAS No. 123 "Accounting for Stock-Based Compensation," which became effective for transactions with parties other than employees after December 15, 1995, the Company valued the 37,500 shares which were immediately exercisable. The $113,000 value assigned to this warrant is included in common stock. The related deferred charge was amortized to interest expense over the one-year term of the line of credit.

6.  Convertible Preferred Stock

In September 1996, in accordance with the terms of an April 1996 preferred stock purchase agreement (the "Agreement") and upon approval of the stockholders at the Company's annual meeting, the Company sold 1,187,906 shares of its Series B non-voting convertible preferred stock at $4.63 per share to Crescent Real Estate Equities Limited Partnership ("Crescent") in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs). Under the terms of the Agreement, Crescent has an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share during a period of three years.

      The Series B non-voting convertible preferred stock converts, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting convertible preferred stock, Series B non-voting convertible preferred stock and Series C non-voting convertible preferred stock convert, at the holders' option, into common stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders could elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, the Company may force a mandatory conversion of the Series A preferred stock to common stock. All shares of Series A, Series B and Series C preferred stock are senior to the Company's common stock with respect to dividends and with respect to distributions on liquidation.

      In connection with the Agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C preferred stock.

7.  Lease Commitments

The Company leases restaurant and office facilities under operating lease agreements that expire at various dates including renewal options through 2033. The Company also leases equipment under capital lease agreements that expire at various dates through 1997. The Company pays real estate taxes, insurance and maintenance expenses related to these leases.

      At December 29, 1996, future minimum lease payments, including option periods, under all noncancelable lease agreements and the present value of the future minimum capital lease payments are presented below:

   (In thousands)                                          Capital      Operating
   Year Ending                                              Leases         Leases
   ---------------                                        ---------  -------------
   1997                                                   $    93     $     6,796
   1998                                                         -           6,688
   1999                                                         -           6,494
   2000                                                         -           6,735
   2001                                                         -           6,754
   Thereafter                                                   -          73,079
                                                          ---------  -------------
   Minimum lease payments                                      93       $ 106,546
                                                                     =============
   Amount representing interest                                (4)
                                                          ---------
   Present value of minimum lease payments - current      $    89
                                                          =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


      The Company's rent expense is composed of minimum rental payments and contingent rental payments based upon a percentage of sales. Rent expense under operating lease agreements was as follows:

          (In thousands)                        1996       1995      1994
                                              -------   --------   -------
          Minimum rent expense                $7,847     $8,308    $6,357
          Contingent rent expense                  -          -        77
                                              -------   --------   -------
          Total rent expense                  $7,847     $8,308    $6,434
                                              =======   ========   =======

      Deferred rent included in other long-term liabilities was $1,272,000 and $1,205,000 at December 29, 1996 and December 31, 1995, respectively.

      Deferred income included in other long-term liabilities was $300,000 and $318,000 at December 29, 1996 and December 31, 1995, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company's restaurants. The Company is amortizing the gain over the 20-year initial term of the lease. In 1994, the Company entered into a sale and leaseback transaction on the building and land of another restaurant that resulted in $83,000 loss that was included in expense.

      At December 29, 1996, the Company had no material commitments for the purchase of equipment or construction activities for new restaurant locations.

8.  Income Taxes

The provision for (benefit from) income taxes consists of:

   (In thousands)                          1996           1995            1994
                                     -----------     ----------      ----------
   Federal current                   $       -       $ (1,658)       $  1,353
   State current                             -              -             433
                                     -----------     ----------      ----------
   Total current                             -         (1,658)          1,786
                                     -----------     ----------      ----------
   Federal deferred                       (738)        (8,625)           (125)
   State deferred                          310         (2,244)             23
   Valuation allowance                     428          9,872               -
                                     -----------     ----------      ----------
   Total deferred                            -           (997)           (102)
                                     -----------     ----------      ----------
   Total                             $       -       $ (2,655)       $  1,684
                                     ===========     ==========      ==========

      The deferred portion of the Company's tax provision reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. In 1996 and 1995, the Company recorded net deferred assets which consisted primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. Based on management's assessment that it is deemed not likely than some portion of the deferred tax assets will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


be realized, the Company provided valuation allowances of $10,300,000 and $9,872,000 as of December 29, 1996 and December 31, 1995, respectively.

      The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                         1996      1995     1994
                                       -------  --------  -------
       Tax computed at federal
         statutory rate                (35.0)%   (35.0)%   35.0 %
       State income taxes, net of
         federal effect                 11.8     (7.5)      6.1
       Tax exempt interest                -      (0.1)    (2.7)
       Federal tax credits                -         -     (3.1)
       Valuation allowance             21.4      32.4         -
       Other                            1.8       1.5     (0.8)
                                       -------  --------  -------
       Effective tax rate                -  %    (8.7)%   34.5 %
                                       =======  ========  =======

      The components of the net deferred tax asset (liability) are as follows:

                                                              December 29,    December 31,
   (Dollars in thousands)                                            1996            1995
                                                             --------------   -------------
   Deferred tax assets (liabilities):
   Tax basis depreciation and operating lease expenses       $     (1,571)     $       53
   Restructuring expenses recognized in different periods           1,494           4,107
   Net operating loss carryforwards                                 7,975           3,784
   Accruals recognized in different periods                           637             373
   Pre-opening costs                                                 (10)            (51)
   Alternative minimum tax credits                                    944             894
   Deferred rent                                                      551             522
   Federal tax credits                                                280             190
   Other                                                                -               -
   Valuation allowance                                            (10,300)         (9,872)
                                                             --------------   -------------
   Net deferred tax asset (liability)                        $          -     $         -
                                                             ==============   =============

      At December 29, 1996, the Company had net operating loss carryforwards of approximately $20,393,000 and $11,197,000 for federal and state income tax purposes, respectively. These carryforwards expire through 2011 and 2001, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of net operating losses can be utilized to offset future state taxable income. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 29, 1996, December 31, 1995 and December 25, 1994


9.  Litigation

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

      After the Company filed a motion to dismiss the Second Amended Complaint, the parties reached an agreement in principle to settle the lawsuit in its entirety. The settlement will be funded by insurance proceeds. The Company continues to deny all allegations in the lawsuit.

INDEPENDENT AUDITORS'
REPORT                                                        Fresh Choice, Inc.

To the Stockholders and Board of Directors of Fresh Choice, Inc.

      We have audited the accompanying consolidated balance sheets of Fresh Choice, Inc. and subsidiary as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fresh Choice, Inc. and subsidiary at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

San Jose, California
February 7, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997             FRESH CHOICE, INC.


                                  By:   /s/  Charles A. Lynch
                                       -----------------------------------------
                                       Charles A. Lynch
                                       Chairman of the Board and Director
                                       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 1997 by the following persons in the capacities indicated.


 /s/  Charles A. Lynch                 Chairman of the Board and Director
-----------------------------          (Principal Executive Officer)
Charles A. Lynch


 /s/  Everett F. Jefferson             President, Chief Executive Officer,
-----------------------------          and Director
Everett F. Jefferson


 /s/  David E. Pertl                   Vice President and Chief Financial
-----------------------------          Officer (Principal Accounting and
David E. Pertl                         Financial Officer)


 /s/  M. Michael Casey                 Director
-----------------------------
M. Michael Casey


 /s/  Vern O. Curtis                   Director
-----------------------------
Vern O. Curtis


 /s/  Carl R. Hays                     Director
-----------------------------
Carl R. Hays

                           INDEX TO FORM 10-K EXHIBITS

 Exhibit
   No.                                         Description
--------------      --------------------------------------------------------------------------------
   3.1    (1)       Restated Certificate of Incorporation of Fresh Choice, Inc.

   3.2    (8)       Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

   3.3    (10)      Certificate of Amendment of Restated Certificate of Incorporation
                    of Fresh Choice, Inc.

   3.4    (10)      Certificate of Designation of Series A Voting Participating Convertible
                    Preferred Stock of Fresh Choice, Inc.

   3.5    (10)      Certificate of Designation of Series B Non-Voting Participating Convertible
                    Preferred Stock of Fresh Choice, Inc.

   3.6    (10)      Certificate of Designation of Series C Non-Voting Participating Convertible
                    Preferred Stock of Fresh Choice, Inc.

   4.1    (10)      Registration Rights Agreement dated September 13, 1996 between
                    Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

  10.1    (1)       Form of Indemnity Agreement for Directors and Officers

  10.2    (2) (3)   Second Amended and Restated 1988 Stock Option Plan

  10.3    (2) (3)   1992 Employee Stock Purchase Plan

  10.4    (1)       Series A Preferred Stock Purchase Agreement dated August 10, 1988

  10.5    (1)       Series B Preferred Stock Purchase Agreement dated July 21, 1989

  10.6    (1)       Series C Preferred Stock Purchase Agreement dated January 15, 1990

  10.7    (1)       Master Lease and Warrant Agreement with Equitec Leasing Company and Warrant dated January 18, 1990

  10.8    (8)       Preferred Stock Purchase Agreement with Crescent Real Estate Equities
                    Limited Partnership dated April 26, 1996

  10.9    (1)       Series D Preferred Stock Purchase Agreement dated April 17, 1991

  10.10   (5)       Amendment No. 1 dated September 3, 1993 to the Business Loan
                    Agreement dated September 3, 1993

  10.11   (5)       Amendment No. 2 dated November 15, 1993 to the Business Loan
                    Agreement dated September 3, 1993

  10.12   (1)       Amendment dated December 1, 1992 to Preferred Stock Purchase
                    Agreements

 Exhibit
   No.                                         Description
--------------      --------------------------------------------------------------------------------
  10.13   (4)       Business Loan Agreement dated September 3, 1993 with Bank of
                    America National Trust and Savings Association

  10.14   (5)       Amendment No. 4 dated March 31, 1995 to the Business Loan
                    Agreement dated September 3, 1993

  10.15   (5)       Amendment No. 3 dated April 27, 1994 to the Business Loan
                    Agreement dated September 3, 1993

  10.16   (6)       Loan and Security Agreement dated December 20, 1995 with
                    Silicon Valley Bank

  10.17   (6)       Third Party Security Agreement dated December 20, 1995 between
                    Silicon Valley Bank and Moffett Design Corporation

  10.18   (6)       Warrant to Purchase up to 75,000 Shares of the Company's Common
                    Stock issued to Silicon Valley Bank on December 20, 1995

  10.19   (6)       Common Stock Purchase Warrant to Purchase 100,000 Shares of the
                    Company's Common Stock issued to Bain & Company, dated
                    December 15, 1995

  10.20   (3) (6)   Employment Offer Letter to Robert Ferngren dated November 9, 1995

  10.21   (3) (9)   Amendment dated July 20, 1996 to Employment Offer Letter to Robert
                    Ferngren

  10.22   (3) (10)  Severance Agreement with Charles A. Lynch dated July 18, 1996

  10.23   (3) (10)  Severance Agreement with David Anderson dated July 18, 1996

  10.24   (3) (10)  Severance Agreement with Tim G. O'Shea dated July 18, 1996

  10.25   (3) (10)  Severance Agreement with Joan M. Miller dated July 18, 1996

  10.26   (3)       Employment Offer Letter to David E. Pertl dated January 24, 1997

  10.27   (3)       Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

  10.28   (3)       Amendment to Employment Offer Letter to Everett F. Jefferson dated
                    February 10, 1997

  10.29             Loan Modification Agreement dated November 27, 1996 with Silicon
                    Valley Bank

  10.30   (3)       Severance Agreement with Tina Freedman dated March 13, 1997

  11.1              Computation of Net Loss per Share

  21.1              Subsidiaries of the Company

 Exhibit
   No.                                                Description
--------------      --------------------------------------------------------------------------------
  23.1              Consent of Independent Auditors

  27      (7)       Financial Data Schedule

--------------

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

(10) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.