Form 10-Q
period 1997-03-23
FRESH CHOICE INC
filed 1997-05-07
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q
(Mark One)
/ X / QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended      March 23, 1997

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

       Registrant's telephone number, including area code: (408) 986-8661
--------------------------------------------------------------------------------

             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  [X] Yes     [ ] No

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  [ ] Yes     [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of April 20, 1997 was 5,661,428.

                               FRESH CHOICE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at March 23, 1997
         and December 29, 1996..........................................................................................3

         Condensed Consolidated Statements of Operations for the Twelve Weeks
         ended March 23, 1997 and March 24, 1996 .......................................................................4

         Condensed Consolidated Statements of Cash Flow for the Twelve Weeks
         ended March 23, 1997 and March 24, 1996........................................................................5

         Notes to Unaudited Condensed Consolidated Financial Statements.................................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................................9


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................................................................17
     Item 2 - Changes in Securities....................................................................................17
     Item 3 - Defaults Upon Senior Securities..........................................................................17
     Item 4 - Submission of Matters to a Vote of Security Holders......................................................17
     Item 5 - Other Information........................................................................................17
     Item 6 - Exhibits and Reports on Form 8-K.........................................................................17


SIGNATURES.............................................................................................................18


INDEX TO FORM 10-Q EXHIBITS............................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                               March 23,    December 29,
ASSETS                                              1997            1996
                                               -----------  ------------
                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                     $  5,221        $  5,647
  Receivables                                        188             218
  Inventories                                        419             432
  Pre-opening costs                                    9              23
  Prepaid expenses and other current assets          302             513
                                                --------        --------
  Total current assets                             6,139           6,833

PROPERTY AND EQUIPMENT, net                       29,158          29,509

LEASE ACQUISITION COSTS, net                         538             556

DEPOSITS AND OTHER ASSETS                            263             268
                                                --------        --------
TOTAL                                           $ 36,098        $ 37,166
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                              $  1,846        $  2,077
  Accrued salaries and wages                       1,354           1,445
  Sales tax payable                                  810             462
  Other accrued expenses                           2,653           2,790
  Restructuring reserve                            2,522           2,696
  Current portion of capital lease obligations        60              89
                                                --------        --------
  Total current liabilities                        9,245           9,559

OTHER LONG TERM LIABILITIES                        1,585           1,691
                                                --------        --------
Total liabilities                                 10,830          11,250
                                                --------        --------

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value;
  3.5 million shares authorized; shares
  outstanding: 1997 and 1996 - 1,187,906           5,175           5,175
Common stock $.001 par value; 15 million
  shares authorized; shares outstanding:
  1997 - 5,661,428; 1996 - 5,660,826              42,071          42,070

Accumulated deficit                              (21,978)        (21,329)
                                                --------        --------
Total stockholders' equity                        25,268          25,916
                                                --------        --------
TOTAL                                           $ 36,098        $ 37,166
                                                ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                 Twelve Weeks Ended
                                               -----------------------
                                               March 23,     March 24,
                                                 1997          1996
                                               --------      --------
NET SALES                                      $ 16,106      $ 18,061

COST AND EXPENSES:
  Cost of sales                                   4,389         5,053
  Restaurant operating expenses:
    Labor                                         5,057         5,906
    Occupancy and other                           5,249         5,284
  Depreciation and amortization                     701           817
  General and administrative expenses             1,406         1,796
                                               --------      --------

  Total costs and expenses                       16,802        18,856
                                               --------      --------

OPERATING LOSS                                     (696)         (795)
                                               --------      --------

Interest income                                      52             -
Interest expense                                     (5)          (71)
                                               --------      --------

Interest income (expense), net                       47           (71)
                                               --------      --------

LOSS BEFORE INCOME TAXES                           (649)         (866)

Benefit from income taxes                            --             -
                                               --------      --------

NET LOSS                                       $   (649)     $   (866)
                                               ========      ========

Net loss per common share                      $  (0.11)     $  (0.16)
                                               ========      ========

Shares used in computing per share amounts        5,661         5,584
                                               ========      ========

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

                                                            Twelve Weeks Ended
                                                           ---------------------
                                                           March 23,   March 24,
                                                                1997        1996
                                                           ---------   ---------
OPERATING ACTIVITIES:
Net loss                                                   $  (649)    $  (866)
Adjustments to reconcile net loss to net cash used
 in operations:
  Depreciation and amortization                                754         829
  Loss on disposal of property                                  11           7
  Deferred rent                                               (102)        (84)
  Changes in operating assets and liabilities:
   Receivables                                                  30          63
   Inventories                                                  13          38
   Prepaid expenses and other current assets                   211         216
   Accounts payable                                           (231)       (115)
   Accrued salaries and wages                                  (91)        489
   Other accrued expenses                                      211         209
   Restructuring reserve                                      (174)       (972)
                                                           -------     -------
Net cash used in operating activities                          (17)       (186)
                                                           -------     -------
INVESTING ACTIVITIES:
Capital expenditures                                          (386)       (432)
Deposits and other assets                                        5         (22)
                                                           -------     -------
Net cash used in investing activities                         (381)       (454)
                                                           -------     -------
FINANCING ACTIVITIES:
Common stock sales                                               1           6
Notes payable and line of credit borrowing, net                  -         391
Capital lease obligations - repayments                         (29)       (119)
                                                           -------     -------
Net cash used in financing activities                          (28)        278
                                                           -------     -------
DECREASE IN CASH AND CASH EQUIVALENTS                         (426)       (362)

CASH AND CASH EQUIVALENTS:
Beginning of period                                          5,647       1,294
                                                           -------     -------
End of period                                              $ 5,221     $   932
                                                           =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                   $     6     $    20
                                                           =======     =======



See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks Ended March 23, 1997 and March 24, 1996


1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary to a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.


2.      EARNINGS PER SHARE

                Net loss per common and equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common share equivalents, which are common stock options and warrants assumed converted using the treasury stock method and preferred stock using the if-converted method, have been excluded from the earnings per share computation for the twelve weeks ended March 23, 1997 and March 24, 1996 as they would be anti-dilutive.


3.      INCOME TAXES

                The Company recorded no tax benefit from its operating loss during the twelve weeks ended March 23, 1997 and March 24, 1996. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.


4.      RESTRUCTURING RESERVE

                The following table sets forth the Company's restructuring reserves and their respective balances at December 31, 1995, December 29, 1996 and March 23, 1997.

                                             BALANCE     PROVIDED                                  BALANCE   UTILIZED     BALANCE
(DOLLARS IN THOUSANDS)                  DECEMBER 31,   (REVERSED)   UTILIZED   RECLASSIFIED   DECEMBER 29,    TO DATE   MARCH 23,
                                                1995      IN 1996    IN 1996        IN 1996           1996    IN 1997        1997
                                        ------------   ----------   --------   ------------   ------------   --------   ---------
1995 RESTRUCTURING RESERVE

Restaurant closures:
  Non-cash write-down of
    restaurant assets to estimated
    fair value and other related
    costs                                $   308        $  (250)    $    --      $     --      $    58        $   (11)   $    47

  Estimated cash costs associated
    with restaurant closures and
    settlement of lease obligations        4,450         (1,442)      (1,243)          --        1,765            (81)     1,684

Impaired restaurants:
  Non-cash write-down of assets
    to estimated fair value at
    other restaurants and other
    related costs                            326           (326)          --           --           --                        --

Other costs, primarily consulting
  and professional fees related to
  the restructuring plan:
    Cash costs                                26            (51)        (109)         134           --                        --
    Non-cash costs                           156             --          (22)        (134)          --                        --
                                          ------         ------      -------       ------       ------        ------     -------
1995 restructuring reserve                 5,266         (2,069)      (1,374)          --        1,823           (92)      1,731
                                          ------         ------      -------       ------       ------        ------     -------
1996 RESTRUCTURING RESERVE

Restaurant closures:
  Non-cash write-down of
    restaurant assets to estimated
    fair value and other related
    costs                                     --            650         (622)          --           28                        28
  Estimated cash costs associated
    with restaurant closures and
    settlement of lease obligations           --            968         (123)          --          845           (82)        763
                                          ------         ------      -------       ------       ------        ------     -------
1996 restructuring reserve                    --          1,618         (745)          --          873           (82)        791
                                          ------         ------      -------       ------       ------        ------     -------
Total restructuring reserve               $5,266         $ (451)     $(2,119)      $   --       $2,696        $ (174)    $ 2,522
                                          ======         ======      =======       ======       ======        ======     =======


                In December 1995, the Company finalized and announced a restructuring plan which called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants. The Company recorded a $23,932,000 restructuring charge in 1995 in connection with the plan.

                By the end of 1996, the Company had closed six of the seven restaurants identified for closure and had decided not to close the seventh restaurant based on its improved operating performance. The Company's decision not to close one restaurant resulted in a $451,000 reversal of previously recorded restructuring expense. The Company reversed an additional $1,618,000 of previously recorded restructuring expense due to lower than estimated cash payments to settle lease obligations at five closed restaurants. At March 23, 1997, the 1995 restructuring reserve balance consisted of the estimated cash costs to settle the lease obligation at one restaurant and the remaining scheduled payments for the lease settlement at another restaurant.

                During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded an additional $1,618,000 restructuring charge for two of the restaurants. A third closed restaurant, which was included in the 1995 asset impairment reserve, did not require a cash settlement with the landlord for lease obligations, and the Company charged its remaining net assets to operations at the time the restaurant closed in 1996. The Company sold two restaurants in the Washington D.C. market at the end of 1996 for $750,000 and recorded a gain of $446,000. At March 23, 1997, the 1996 restructuring reserve balance consisted of the estimated cash costs to settle the lease obligation at one restaurant.

                The Company has identified no other restaurants for closure as of May 7, 1997, and believes the balances at March 23, 1997 are adequate to cover the remaining estimated costs to be incurred under the plans.


5.      SUBSEQUENT EVENT

                On April 2, 1997, the Company entered into an agreement to purchase three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington for $1,250,000 upon closing and an additional payment one year later of $750,000 which may be increased or decreased by up to $200,000 depending on the achievement of restaurant sales targets. The three restaurants, which will continue to operate under the Zoopa name, offer a self-service format similar to Fresh Choice restaurants including salads, hot pasta dishes, soups, bakery goods and desserts. The purchase was completed on May 1, 1997.


6.  RECENTLY ISSUED ACCOUNTING STANDARD

                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

                SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                If SFAS 128 had been in effect during the current and prior year periods, the Company's basic and diluted net loss per common share would not have been different for the twelve weeks ended March 23, 1997 and March 24, 1996 as the Company would not have included potential common shares in its computation as they would have been anti-dilutive. Potential common shares are common stock options and warrants assumed converted using the treasury stock method and preferred stock assumed converted using the if-converted method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve weeks ended March 23, 1997 as compared to the twelve weeks ended March 24, 1996. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

                This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including statements about the ability of the Company to improve restaurant sales and its overall profitability; the ability of the Company to obtain funds to pursue its future plans; the ability of the Company to implement its growth plans; competitive pressures in the food-service marketplace; the changing tastes of consumers; the effect of general economic conditions; fluctuations in quarterly results; planned new restaurant openings and future expansion; availability of suitable lease sites; customer receptiveness to new products and the new restaurant interior design; volume purchasing discounts and operating efficiencies from the Company's clustering strategy; improvements in unit economics; and the ability of the Company to secure and retain the services of experienced personnel. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.


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

                As of March 23, 1997, the Company had incurred cash costs of $1,923,000 in connection with restaurant closures and related settlement of lease obligations in connection with a restructuring program begun in December 1995. Cash costs incurred in the twelve weeks ended March 23, 1997 totaled $163,000. The Company has identified no other restaurants for closure, and believes the restructuring reserve balance of $2,522,000 at March 23, 1997 is adequate to cover the remaining estimated costs to be incurred under the plan.

                For the twelve weeks ended March 23, 1997, the Company invested $386,000 in property and equipment. The investment consisted primarily of spending on remodels which are typically required every five to seven years and on replacement fixtures and equipment. This investment was funded from existing cash balances.

                During the twelve weeks ended March 23, 1997, operating activities used $17,000. The use of cash for operations in the Company's first quarter reflects the seasonality in the Company's operations. The Company's restaurants experience a seasonally downward fluctuation in the first quarter of the year. This quarter contains twelve weeks compared to the prior quarter which is typically 16 weeks, and the Company also generally realizes a seasonally disproportionate amount of restaurant sales and restaurant operating income in the second and third fiscal quarters.

                Subsequent to the end of the quarter, the Company purchased three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington for $1,250,000 at closing on May 1, 1997 and an additional payment one year later of $750,000 which may be increased or decreased by up to $200,000 depending on the achievement of restaurant sales targets. The three restaurants, which will continue to operate under the Zoopa name, offer a self-service format similar to Fresh Choice restaurants including salads, hot pasta dishes, soups, bakery goods and desserts.

                In November 1996, the Company entered into an amendment of its bank line of credit. The amendment reduced the available line to $3.0 million and extended the maturity date to May 27, 1997. Under the amended agreement borrowings pay interest at a rate equal to one percentage point above the prime rate (8.25% at March 23, 1997). The amended line of credit agreement requires the Company to achieve a minimum tangible net worth, limits the Company's capital spending and prohibits the payment of dividends. Borrowings under the line are collateralized by the Company's personal property and executed leasehold interest in certain Company restaurants. Borrowings under the line are limited to the amount of cash flow (not to exceed $3,000,000) generated by the restaurant sites at which the bank holds executed leasehold interests ($1,510,000 at March 23, 1997). At March 23, 1997, the Company had no borrowings under this agreement and was in compliance with all covenants. The Company is in discussions to renew the line of credit with the bank.

                The Company's outstanding Series B non-voting preferred stock is currently held by one entity and is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis. Although no Series A preferred stock is currently outstanding, any holders of Series A preferred stock would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders. When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation and amortization) of at least $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's board of directors), any Series A preferred stockholders could elect a majority of the Company's board of Directors. Upon achievement of certain per-share market price test, the Company may force a mandatory conversion of the Series A preferred stock to common stock. No shares of Series C preferred stock are currently outstanding, but an option to purchase such shares is outstanding. The Series A, Series B and Series C preferred stock are convertible, at the holders' option, into Common Stock on a one-for-one basis. All shares of Series A, Series B and Series C preferred stock are senior to the Company's common stock with respect to dividends and with respect to distribution on liquidation.

                The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company intends to continue its restaurant expansion, assuming its financial performance improves and additional financing can be obtained. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and near-term capital requirements can be met through existing cash balances and cash provided by operations. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion and is also currently in discussions to renew its current line of credit.

                  Long-term debt at March 23, 1997 consists of a $0.1 million note for site construction costs which is included in other long-term liabilities on the balance sheet.

Impact of Inflation

                Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. Currently, there are further scheduled increases in the federal and State of California minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.


Business Risks

               Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

               Recent Operating Losses and Declines in Comparable Real Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported additional operating losses in each subsequent quarter ending with the first quarter of 1996. The Company reported operating profits in the second and third quarters of 1996, but reported an operating loss for the fourth quarter and full year 1996. The Company reported an operating loss in the first quarter of 1997.

               Beginning late in the third quarter of fiscal 1994, the Company began reporting significant comparable real store sales declines. Comparable real store sales continued to decline in each quarter of 1995 compared to the respective quarters in the prior year, although the magnitude of these declines lessened in the third and fourth quarters of 1995. Beginning in the second quarter of 1996, the magnitude of the declines in comparable real store sales has increased. The Company reported a 0.3% decline in comparable real store sales in the first quarter of 1996. Following the introduction of a one-price system and termination of discount programs, the Company reported an 8.6%, 17.0% and 14.5% decline in comparable real store sales in the second, third and fourth quarters of 1996, respectively and a 10.4% decline in the first quarter of 1997. There can be no assurance that comparable real store sales will improve or that the Company will return to long-term profitability.

               Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold 11 restaurants to date, including three at the end of 1995, and eight in 1996. The Company has identified no further restaurants for closure, although it continues to review the performance of each of its restaurants. The Company opened one restaurant in 1996, which uses a new store model with a reduced cash investment, more efficient operating layout and a warmer ambiance and which the Company has begun to use as a prototype for future expansion and for ongoing remodeling of existing stores. Additionally, subsequent to the end of the first quarter of 1997, the Company purchased three Zoopa restaurants in Bellvue, Tacoma and Tukwila, Washington which will continue to operate under the Zoopa name and store model. The three restaurants offer a self-service format similar to Fresh Choice restaurants with similar menu offerings. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.

While the Company intends to continue its expansion, assuming its financial performance improves and additional funding can be obtained, there can be no assurance as to when or whether the Company will continue its expansion. The Company's ability to implement successfully its expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

               On a long-term basis, the Company intends to continue to increase its presence in California and to expand its operations in additional markets outside of California, assuming its financial performance improves. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. The Company may expand using either the Fresh Choice or Zoopa formats but there can be no assurance these concepts or any future formats will be successful in regions outside of California, where tastes and restaurant preferences may be different. The Company opened five restaurants in Texas, three restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area during fiscal years 1993, 1994 and 1995. Of the eleven restaurants closed or sold by the Company, two were in Texas, one was in the state of Washington, five were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

               Geographic Concentration. As of March 23, 1997, 43 of the Company's 48 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable real store sales. The Company expects additional sales pressure may be experienced at the individual restaurants if it continues to expand within existing market areas. There can be no assurance that such continued expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

               Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year-end date, the last Sunday in December, which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable real store sales, which have been negative in 10 of the last 11 quarters, may continue to be negative.

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

               Ability to Obtain Additional Financing. The Company intends to continue restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its success in restoring profitability and its ability to continue to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available bank line of credit which expires in May 1997. The Company is also in discussions to renew the line of credit with the bank. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

Results of Operations

                The following table sets forth items in the Company's statement of operations as a percentage of sales and certain operating data for the periods indicated:

                                                                                Twelve Weeks Ended
                                                               --------------------------------------------------
(Dollars in thousands)                                            March 23, 1997              March 24, 1996
                                                               ----------------------        --------------------
NET SALES                                                       $     16,106    100.0 %      $   18,061    100.0 %

COST AND EXPENSES:
  Cost of sales                                                        4,389     27.3 %           5,053     28.0 %
  Restaurant operating expenses:
    Labor                                                              5,057     31.4 %           5,906     32.7 %
    Occupancy and other                                                5,249     32.6 %           5,284     29.3 %
  Depreciation and amortization                                          701      4.4 %             817      4.5 %
  General and administrative expenses                                  1,406      8.6 %           1,796      9.9 %
                                                               ----------------------      ---------------------

  Total costs and expenses                                            16,802    104.3 %          18,856    104.4 %
                                                               ----------------------      ---------------------

OPERATING LOSS                                                          (696)    (4.3)%            (795)    (4.4)%

Interest income                                                           52      0.3 %               -        - %
Interest expense                                                          (5)    (0.0)%             (71)    (0.4)%
                                                               ----------------------      ---------------------

Interest income (expense), net                                            47      0.3 %             (71)    (0.4)%
                                                               ----------------------      ---------------------

LOSS BEFORE INCOME TAXES                                                (649)    (4.0)%            (866)    (4.8)%
Benefit from income taxes                                                  -        - %               -        - %
                                                               ----------------------      ---------------------

NET LOSS                                                        $       (649)    (4.0)%    $       (866)    (4.8)%
                                                               ======================      =====================

Number of restaurants:
             Open at beginning of period                                  48                         55
                                                               =============               ============
             Open at end of period                                        48                         54
                                                               =============               ============



                The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the period:

                                                                                Twelve Weeks Ended
                                                               --------------------------------------------------
(Dollars in thousands)                                            March 23, 1997              March 24, 1996
                                                               -----------------------       --------------------
NET SALES                                                            $  336      100.0 %        $  332      100.0 %

COST AND EXPENSES:
  Cost of sales                                                          91       27.3 %            93       28.0 %
  Restaurant operating expenses:
    Labor                                                               105       31.4 %           109       32.7 %
    Occupancy and other                                                 110       32.9 %            97       29.3 %
  Depreciation and amortization                                          15        4.4 %            15        4.5 %
  General and administrative expenses                                    30        8.3 %            33        9.9 %
                                                               -----------------------       --------------------
  Total costs and expenses                                              351      104.3 %           347      104.4 %
                                                               -----------------------       --------------------
OPERATING LOSS                                                 $        (15)      (4.3)%     $     (15)      (4.4)%
                                                               =======================       ====================
Average restaurants open during the period                            48.00                      54.43
                                                               ============                  =========

Results of Operations:  Twelve Weeks Ended March 23, 1997
Compared to Twelve Weeks Ended March 24, 1996

                Net Sales. Net sales for the first quarter ended March 23, 1997 were $16.1 million, a decrease of $2.0 million, or 10.8%, from sales of $18.1 million for the twelve weeks ended March 24, 1996. The primary components of the net decrease in sales were:

     The absence of sales from eight restaurants closed in 1996                                    $(1.9) million

     Incremental sales from one restaurant opened during the second quarter of 1996                  0.4

     Decline in sales for the 47 restaurants opened prior to the first quarter of  1996             (0.5)
                                                                                                  --------
                                                                                                   $(2.0) million
                                                                                                  ========

                  Comparable store customer counts, which include only restaurants open at least 18 months, declined 10.4% during the first quarter of 1997 versus the same period in the prior year. The Company introduced a one-price system at the end of the first quarter of 1996, replacing its former two-tier pricing structure, and terminated certain discount programs during the second quarter of 1996. As a result, the comparable store average check increased to $6.73 during the first quarter of 1997 compared to $6.15 during the first quarter of 1996 and comparable store sales decreased only 1.9%.

                Net sales per restaurant averaged $336,000 in the first quarter of 1997 compared to $332,000 in the first quarter of 1996, an increase of 1.2%.

                Costs and Expenses. Cost of sales (food and beverage costs) was 27.3% in the first quarter of 1997 compared to 28.0% in the first quarter of 1996. During the first quarter of the prior year, the Company had launched the roll-out of a major food program that introduced new recipes and upgraded existing ones based on market research and consumer trends. The program upgraded the quality of the Company's product and increased food costs based on a constant average check. At the end of the prior year first quarter, the Company introduced its new one-price system and, during the second quarter of 1996, terminated certain discount programs. These pricing decisions produced a higher average customer check in subsequent quarters which reduced food costs as a percentage of sales.

                Restaurant operating expenses were 64.0% of net sales in the first quarter of 1997 compared to 62.0% in the first quarter of 1996. In the first quarter of 1997, the Company invested 6.8% of net sales in advertising, which included television support for the first time, compared to advertising spending of 3.4% of net sales in the prior year quarter. The absence of fixed costs on the eight restaurants closed in the prior year in connection with the Company's restructuring plan contributed to a decrease in restaurant operating expenses as a percentage of sales which partially offset the Company's increased advertising expenditures.

                Depreciation and amortization decreased $0.1 million in the first quarter of 1997 compared to the first quarter of 1996. Curtailment of restaurant expansion resulted in continued lower start-up cost amortization and the sale or closure of restaurants not previously impaired in connection with the Company's 1995 restructuring plan resulted in slightly lower depreciation.

                General and administrative expenses were $1.4 million for first quarter of 1997, a decrease of $0.4 million compared to expenses of $1.8 million for the first quarter of 1996. In the prior year quarter, general and administrative expenses included consulting fees paid to assist the Company in the development of its strategic plan and other matters.

                Interest Income. In the first quarter of 1997, the Company had invested the balance of the proceeds from its September 1996 sales of Series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds and earned $52,000 in interest income. The Company had no invested cash balances and no interest income during the first quarter of 1996.

                Interest Expense. Interest expense was $5,000 in the first quarter of 1997 compared to $71,000 in the first quarter of 1996. In 1997, interest expense consisted solely of interest on the Company's remaining capital lease obligations and a site construction note included in other long-term liabilities. In the prior year quarter, interest expense included interest on short-term line of credit borrowings to finance the construction of one restaurant in addition to capital lease obligations and the site construction note.

                Income Taxes. The Company recorded no tax benefit from its operating loss during the twelve weeks ended March 23, 1997 and March 24, 1996. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 23, 1997

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


                                    FRESH CHOICE, INC.
                                    (Registrant)


                                      /S/ Charles A. Lynch
                                    --------------------------------------------
                                    Charles A. Lynch
                                    Chairman of the Board and Director
                                    (Principal Executive Officer)



                                      /S/ David E. Pertl
                                    --------------------------------------------
                                    David E. Pertl
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  May 7, 1997

                           INDEX TO FORM 10-Q EXHIBITS

     EXHIBIT
       NO.                                           DESCRIPTION
------------------------------------------------------------------------------------------------------------------
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
                             Valley Bank

     INDEX TO FORM 10-Q EXHIBITS continued

     EXHIBIT
       NO.                                           DESCRIPTION
------------------------------------------------------------------------------------------------------------------
     10.17          (6)      Third Party Security agreement dated December 20, 1995 between
                             Silicon Valley Bank and Moffett Design Corporation

     10.18          (6)      Warrant to Purchase up to 75,000 Shares of the Company's Common
                             Stock issued to Silicon Valley Bank on December 20, 1995

     10.19          (6)      Common Stock Purchase Warrant to Purchase 100,000 Shares of the
                             Company's Common Stock issued to Bain & Company,
                             dated December 15, 1995

     10.20          (6) (3)  Employment Offer Letter to Robert Ferngren dated November 9, 1995

     10.21          (9) (3)  Amendment dated July 29, 1996 to Employment Offer Letter to
                             Robert Ferngren

     10.22          (10)(3)  Severance Agreement with Charles A. Lynch dated July 18, 1996

     10.23          (10)(3)  Severance Agreement with David Anderson dated July 18, 1996

     10.24          (10)(3)  Severance Agreement with Tim G. O'Shea dated July 18, 1996

     10.25          (10)(3)  Severance Agreement with Joan M. Miller dated July 18, 1996

     10.26          (11)(3)  Employment Offer Letter to David E. Pertl dated January 24, 1997

     10.27          (11)(3)  Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

     10.28          (11)(3)  Amendment to Employment Offer Letter to Everett F. Jefferson dated
                             February 10, 1997

     10.29          (11)     Loan Modification Agreement dated November 27, 1996 with Silicon
                             Valley Bank

     10.30          (11)(3)  Severance Agreement with Tina Freedman dated March 13, 1997

     11.1                    Computation of Net Loss per Share

     27             (7)      Financial Data Schedule

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

(7)      Included in EDGAR filing only.
(8) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996.
(9) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 16, 1996.
(10) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.
(11) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1996.