Form 10-Q
period 1997-06-15
FRESH CHOICE INC
filed 1997-07-30
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 15, 1997

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

--------------------------------------------------------------------------------
       Former name, former address and former fiscal year, ifchanged since last report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                X   Yes      No
                                                              ------   -----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGSDURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. _____ Yes _____No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of July 13, 1997 was 5,668,625.

                               FRESH CHOICE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION



     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at June 15, 1997
         and December 29, 1996............................................................................3

         Condensed Consolidated Statements of Operations for the Twelve and
         Twenty-Four Weeks ended June 15, 1997 and June 16, 1996 .........................................4

         Condensed Consolidated Statements of Cash Flow for the Twenty-Four Weeks
         ended June 15, 1997 and June 16, 1996............................................................5

         Notes to Unaudited Condensed Consolidated Financial Statements...................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................................10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..........................................................................21
     Item 2 - Changes in Securities......................................................................21
     Item 3 - Defaults Upon Senior Securities............................................................21
     Item 4 - Submission of Matters to a Vote of Security Holders........................................21
     Item 5 - Other Information..........................................................................22
     Item 6 - Exhibits and Reports on Form 8-K...........................................................22


SIGNATURES...............................................................................................23


INDEX TO FORM 10-Q
EXHIBITS.................................................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                            June 15,   December 29,
                                                                             1997         1996
                                                                           -------      -------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $ 5,717      $ 5,647
  Receivables                                                                  141          218
  Inventories                                                                  459          432
  Pre-Opening costs                                                            --            23
  Prepaid expenses and other current assets                                    396          513
                                                                           -------      -------
  Total current assets                                                       6,713        6,833

PROPERTY AND EQUIPMENT, net                                                 30,622       29,509

LEASE ACQUISITION COSTS, net                                                   521          556

DEPOSITS AND OTHER ASSETS                                                      486          268
                                                                           -------      -------
TOTAL                                                                      $38,342      $37,166
                                                                           =======      =======

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $ 3,357      $ 2,077
  Accrued salaries and wages                                                 1,427        1,445
  Sales tax payable                                                            841          462
  Other accrued expenses                                                     3,303        2,790
  Restructuring reserve                                                      2,373        2,696
  Current portion of capital lease obligations                                  31           89
                                                                           -------      -------
  Total current liabilities                                                 11,332        9,559

OTHER LONG TERM LIABILITIES                                                  1,465        1,691
                                                                           -------      -------
Total Liabilities                                                           12,797       11,250
                                                                           -------      -------

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value; 3.5 million shares
  authorized; shares outstanding: ;1997 and 1996 -- 1,187,906                5,175        5,175
Common stock, $.001 par value; 15 million shares authorized;
  shares outstanding: ;1997 -- 5,668,625; 1996 -- 5,660,826                 42,115       42,070
Accumulated deficit                                                        (21,745)     (21,329)
                                                                           -------      -------
Total stockholders equity                                                   25,545       25,916
                                                                           -------      -------
TOTAL                                                                      $38,342      $37,166
                                                                           =======      =======

See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                             Twelve Weeks Ended    Twenty-Four Weeks Ended
                                             -------------------   -----------------------
                                             June 15,   June 16,     June 15,    June 16,
                                               1997       1996         1997        1996
                                             --------   --------     --------    --------
NET SALES                                     $17,379    $18,793      $33,485    $36,854

COST AND EXPENSES:
  Cost of sales                                 4,716      5,050        9,105     10,103
  Restaurant operating expenses:
    Labor                                       5,319      5,931       10,376     11,837
    Occupancy and other                         5,003      5,247       10,252     10,531
  Depreciation and amortization                   697        772        1,398      1,589
  General and administrative expense            1,444      1,635        2,850      3,431
                                              -------    -------      -------    -------
  Total costs and expenses                     17,179     18,635       33,981     37,491
                                              -------    -------      -------    -------

OPERATING INCOME (LOSS)                           200        158         (496)      (637)
                                              -------    -------      -------    -------
Interest income                                    37          1           89          1
Interest expense                                   (4)       (64)          (9)      (135)
                                              -------    -------      -------    -------
Interest income (expense), net                     33        (63)          80       (134)
                                              -------    -------      -------    -------

INCOME (LOSS) BEFORE INCOME TAXES                 233         95         (416)      (771)

Provision for (benefit from) income taxes           -          -            -          -
                                              -------    -------      -------    -------

NET INCOME (LOSS)                             $   233    $    95      $  (416)   $  (771)
                                              =======    =======      =======    =======

Net income (loss) per common share            $  0.03    $  0.02      $ (0.07)   $ (0.14)
                                              =======    =======      =======    =======

Shares used in computing per share amounts      6,854      5,686        5,662      5,605
                                              =======    =======      =======    =======


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

                                                             Twenty-Four Weeks
                                                            --------------------
                                                            June 15,    June 16,
                                                              1997        1996
                                                            --------    --------
OPERATING ACTIVITIES:
Net loss                                                    $  (416)    $  (771)
Adjustments to reconcile net loss to
  net cash used in operations:
    Depreciation and amortization                             1,502       1,700
    Issuance of common stock for consulting services              -         325
    Loss on disposal of property                                 33          20
    Deferred rent                                              (217)       (115)
    Changes in operating assets and liabilities:
      Receivables                                                77         (26)
      Inventories                                               (27)         18
      Prepaid expenses and other current assets                 117         (52)
      Preopening costs                                            -         134
      Income taxes refundable                                     -       1,557
      Accounts payable                                        1,280      (1,115)
      Accrued salaries and wages                                (18)        447
      Other accrued expenses                                    292        (173)
      Restructuring reserve                                    (323)     (1,140)
                                                            -------     -------
Net cash provided by operating activities                     2,300         809
                                                            -------     -------

INVESTING ACTIVITIES:
Capital expenditures                                         (1,998)     (1,081)
Deposits and other assets                                      (218)       (248)
                                                            -------     -------
Net cash used in investing activities                        (2,216)     (1,329)
                                                            -------     -------

FINANCING ACTIVITIES:
Common stock sales                                               45          75
Notes payable and line of credit borrowings, net                 (1)          -
Capital lease obligations - repayments                          (58)       (236)
                                                            -------     -------
Net cash used in financing activities                           (14)       (161)
                                                            -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 70        (681)

CASH AND CASH EQUIVALENTS:
Beginning of period                                           5,647       1,294
                                                            -------     -------
End of period                                               $ 5,717     $   613
                                                            =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                    $    10     $    37
                                                            =======     =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Acquisition payable related to purchase of restaurants      $   600     $     -
                                                            =======     =======

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Twelve and Twenty-Four Weeks Ended June 15, 1997 and June 16, 1996


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


2.      EARNINGS PER SHARE

                Earnings per common and equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common share equivalents, which are common stock options and warrants assumed converted using the treasury stock method and preferred stock using the if-converted method, have been excluded from the earnings per share computation for the twenty-four weeks ended June 15, 1997 and June 16, 1996 as they would be anti-dilutive.


3.      INCOME TAXES

                The Company recorded no tax benefit from its operating loss during the twenty-four weeks ended June 15, 1997 and June 16, 1996. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.


4.      BANK LINE OF CREDIT

                On July 9, 1997, the Company amended its bank line of credit agreement, increasing the available amount to $5,000,000 and extending the term until May 27, 1998. Borrowings under the line of credit bear interest at the prime rate (8.5% at June 15, 1997) plus 1% and are secured by the Company's personal property and by executed Deeds of Trust on certain Company-owned real estate. Borrowings under the line of credit are limited to $3,500,000 until the bank records Deeds of Trust and receives appraisals indicating minimum values on certain Company-owned real estate (which the Company anticipates receiving in the third quarter) and are further limited to a multiple of the Company's earnings before interest, taxes, depreciation and amortization ($4,404,000 at June 15, 1997). The agreement also provides an option for the Company to convert borrowings, up to $3,500,000, to a 48-month term loan at any time prior to the maturity date of May 27, 1998. Borrowings under the term loan bear interest at the prime rate plus 1.75%.

                The agreement requires the Company to achieve a minimum earnings before interest, taxes, depreciation and amortization for the 1997 fiscal year, to maintain a minimum tangible net worth, to not exceed a maximum debt to net tangible worth ratio and, for the term loan, to maintain a minimum debt service coverage ratio. The agreement also contains a maximum fixed asset acquisition limit. The Company was in compliance with these covenants at June 15, 1997. The Company had no borrowing under line of credit arrangements at June 15, 1997.


4.      RESTRUCTURING RESERVE

                The following table sets forth the Company's restructuring reserves and their respective balances at December 31, 1995, December 29, 1996 and June 15, 1997.

                                           Balance        Provided                               Balance      Utilized    Balance
                                         December 31,    (Reserved)  Utilized   Reclassified   December 29,    to date    June 15,
(In thousands)                               1995         in 1996    in 1996      in 1996          1996        in 1997      1997
                                         ------------    ---------   --------   ------------   ------------   --------    --------
1995 Restructuring Reserve

Restaurant closures:

  Non-cash write-down of
    restaurant assets to estimated
    fair value and other related
    costs                                      $  308      $  (250)   $     -          $   -         $   58      $ (11)     $   47

  Estimated cash costs associated
    with restaurant closures and
    settlement of lease obligations             4,450       (1,442)    (1,243)             -          1,765       (230)      1,535

Impaired restaurants:

  Non-cash write-down of assets
    to estimated fair value at
    other restaurants and other
    related costs                                 326         (326)         -              -              -                      -

Other costs, primarily consulting
  and professional fees related to
  the restructuring plan:

    Cash costs                                     26          (51)      (109)           134              -                      -

    Non-cash costs                                156            -        (22)          (134)             -                      -
                                               ------      -------    -------          -----         ------      -----      ------
1995 restructuring reserve                      5,266       (2,069)    (1,374)             -          1,823       (241)      1,582
                                               ------      -------    -------          -----         ------      -----      ------

1996 Restructuring Reserve

Restaurant closures:

  Non-cash write-down of
    restaurant assets to estimated
    fair value and other related
    costs                                           -          650       (622)             -             28                     28

  Estimated cash costs associated
    with restaurant closures and
    settlement of lease obligations                 -          968       (123)             -            845        (82)        763
                                               ------      -------    -------          -----         ------      -----      ------
1996 restructuring reserve                          -        1,618       (745)             -            873        (82)        791
                                               ------      -------    -------          -----         ------      -----      ------
Total restructuring reserve                    $5,266      $  (451)   $(2,119)         $   -         $2,696      $(323)     $2,373
                                               ======      =======    =======          =====         ======      =====      ======

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

                By the end of 1996, the Company had closed six of the seven restaurants identified for closure and had decided not to close the seventh restaurant based on its improved operating performance. The Company's decision not to close one restaurant resulted in a $451,000 reversal of previously recorded restructuring expense. The Company reversed an additional $1,618,000 of previously recorded restructuring expense due to lower than estimated cash payments to settle lease obligations at five closed restaurants. At June 15, 1997, the 1995 restructuring reserve balance consisted of the estimated cash costs to settle the lease obligation at one restaurant.

                During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded an additional $1,618,000 restructuring charge for two of the restaurants. A third closed restaurant, which was included in the 1995 asset impairment reserve, did not require a cash settlement with the landlord for lease obligations, and the Company charged its remaining net assets to operations at the time the restaurant closed in 1996. The Company sold two restaurants in the Washington D.C. market at the end of 1996 for $750,000 and recorded a gain of $446,000. At June 15, 1997, the 1996 restructuring reserve balance consisted of the estimated cash costs to settle the lease obligation at one restaurant.

                The Company has identified no other restaurants for closure as of July 13, 1997, and believes the balances at June 15, 1997 are adequate to cover the remaining estimated costs to be incurred under the plans.


5.      PURCHASE OF ZOOPA RESTAURANTS

                On May 1, 1997, the Company completed the purchase of three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington. The three restaurants, which will continue to operate under the Zoopa name, offer a self-service format similar to Fresh Choice restaurants including salads, hot pasta dishes, soups, bakery goods and desserts. The Company paid $1,250,000 upon closing of the purchase and agreed to make an additional payment one year after closing of between $550,000 and $950,000 depending on the achievement of restaurant sales levels. The Company has recorded a $600,000 acquisition payable in other accrued liabilities and will record an additional liability when the amount, if any, is determinable.


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

                Pro forma amounts for basic and diluted EPS assuming SFAS 128 had been in effect for the twelve and twenty-four weeks ended June 15, 1997 and June 16, 1996 are as follows. The Company has excluded potential common shares, which are common stock options and warrants assumed converted using the treasury stock method and preferred stock assumed converted using the if-converted method, from the computation of diluted net loss per common share for the twenty-four weeks ended June 15, 1997 and June 16, 1996 as they would be anti-dilutive.

                Twelve Weeks Ended      Twenty-Four Weeks Ended
                -------------------     -----------------------
Pro Forma       June 15,   June 16,      June 15,      June 16,
  EPS             1997      1996           1997          1996
----------      -------------------     -----------------------
 Basic           $0.04      $0.02        $(0.07)       $(0.14)

Diluted          $0.03      $0.02        $(0.07)       $(0.14)


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve and twenty-four weeks ended June 15, 1997 as compared to the twelve and twenty-four weeks ended June 16, 1996. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

                This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including statements about the ability of the Company to improve restaurant sales and its overall profitability; the ability of the Company to obtain funds to pursue its future plans; the ability of the Company to implement its growth plans; competitive pressures in the food-service marketplace; the changing tastes of consumers; the effect of general economic conditions; fluctuations in quarterly results; planned new restaurant openings and future expansion; availability of suitable lease sites; customer receptiveness to new products, the new restaurant interior design and the new Zoopa format; improvements in unit economics; and the ability of the Company to secure and retain the services of experienced personnel. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.

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

                On May 1, 1997, the Company purchased the three Zoopa restaurants for $1,250,000 and an additional payment one year later of between $550,000 and $950,000 depending on the achievement of restaurant sales levels. The Company has recorded a $600,000 acquisition payable in other accrued liabilities and will record an additional liability when the amount, if any, is determinable. The three restaurants, which will continue to operate under the Zoopa name, offer a self-service format similar to Fresh Choice restaurants including salads, hot pasta dishes, soups, bakery goods and desserts.

                For the twenty-four weeks ended June 15, 1997, the Company invested $2,598,000 in property and equipment including the purchase of the three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington, spending on remodels which are typically required every five to seven years and spending on replacement fixtures and equipment. These investments were funded from both existing cash balances and the short term liability related to the purchase of the Zoopa restaurants.

                As of June 15, 1997, the Company had incurred aggregate cash costs of $2,298,000 in connection with restaurant closures and the related settlements of lease obligations in connection with a restructuring program begun in December 1995. Cash costs incurred during the twenty-four weeks ended June 15, 1997 totaled $312,000. The Company has identified no other restaurants for closure, and believes the restructuring reserve balances totaling $2,373,000 at June 15, 1997 are adequate to cover the remaining estimated costs to be incurred under the program.

                During the twenty-fours weeks ended June 16, 1997, operating activities provided $2,300,000, including a $1,280,000 increase in accounts payable related to the timing of payments to a major vendor.

                  On July 9, 1997, the Company amended its bank line of credit agreement, increasing the available amount to $5,000,000 and extending the term until May 27, 1998. Borrowings under the line of credit bear interest at the prime rate (8.5% at June 15, 1997) plus 1% and are secured by the Company's personal property and by executed Deeds of Trust on certain Company-owned real estate. Borrowings under the line of credit are limited to $3,500,000 until the bank records Deeds of Trust and receives appraisals indicating minimum values on certain Company-owned real estate (which the Company anticipates receiving in the third quarter) and are further limited to a multiple of the Company's earnings before interest, taxes, depreciation and amortization ($4,404,000 at June 15, 1997). The agreement also provides an option for the Company to convert borrowings, up to $3,500,000, to a 48-month term loan at any time prior to the maturity date on May 27, 1998. Borrowings under the term loan bear interest at the prime rate plus 1.75%.

                The agreement requires the Company to achieve a minimum earnings before interest, taxes, depreciation and amortization, to maintain a minimum tangible net worth, to not exceed a maximum debt to net tangible worth ratio and, for the term loan, to maintain a minimum debt service coverage ratio. The agreement also contains a maximum fixed asset acquisition limit. The Company was in compliance with these covenants at June 15, 1997. The Company had no borrowing under line of credit arrangements at June 15, 1997.

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

                The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. In addition to the three Zoopa restaurants purchased in the greater Seattle, Washington market during the 12 weeks ended June 15, 1997, the Company has signed leases for two new restaurants in Houston and San Antonio, Texas with openings scheduled for the fourth quarter of 1977. The Company intends to continue its restaurant expansion, assuming its financial performance continues to improve and additional financing can be obtained. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and near-term capital requirements for restaurant remodeling and expansion can be met through existing cash balances, cash provided by operations and its recently amended line of credit and term loan agreement. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion.

                  Long-term debt at June 15, 1997 consists of a $118,000 note for site construction costs which is included in other long-term liabilities on the balance sheet.


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

               Recent Operating Losses and Declines in Comparable Real Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported additional operating losses in each subsequent quarter ending with the first quarter of 1996. Although the Company reported operating profits in the second and third quarters of 1996, it returned to an operating loss for the fourth quarter and reported a loss for the full year 1996. In 1997, the Company reported an operating loss in its first quarter and a profit in the second quarter but continued to report an operating loss for the first half of the year.

               Beginning late in the third quarter of fiscal 1994, the Company began reporting significant comparable real store sales declines. Comparable real store sales continued to decline in each quarter of 1995 compared to the respective quarters in the prior year, although the magnitude of these declines lessened in the third and fourth quarters of 1995. The Company reported a 0.3% decline in comparable real store sales in the first quarter of 1996. Beginning in the second quarter of 1996, the magnitude of the declines in comparable real store sales increased until the current quarter. Following the introduction of a one-price system and termination of discount programs, the Company reported an 8.6%, 17.0% and 14.5% decline in comparable real store sales in the second, third and fourth quarters of 1996, respectively, and a 10.4% and 4.5% decline in the first and second quarters, respectively, of 1997. There can be no assurance that comparable real store sales will improve or that the Company will return to long-term profitability.

               Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold 11 restaurants to date, including three at the end of 1995, and eight in 1996. The Company has identified no further restaurants for closure, although it continues to review the performance of each of its restaurants. The Company opened one restaurant in 1996, and in the second quarter of 1997, the Company purchased three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington which will continue to operate under the Zoopa name and store model. These three restaurants offer a self-service format similar to Fresh Choice restaurants with similar menu offerings. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. During the second quarter of 1997, the Company signed leases for two new restaurants in Houston and San Antonio, Texas with openings scheduled for the fourth quarter. The Company intends to utilize the Zoopa name and restaurant format in these new restaurants. While the Company intends to continue its expansion, assuming its financial performance continues to improve and additional funding can be obtained, there can be no assurance as to whether the Company will continue its expansion. The Company's ability to implement successfully its expansion strategy depends on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the success of the Zoopa store model, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

               On a long-term basis, the Company intends to expand its operations in additional markets outside of California, assuming its financial performance improves. The Company's expansion plans include entering new geographic regions in which the Company has no previous operating experience. The Company opened five restaurants in Texas, three restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area during fiscal years 1993, 1994 and 1995. Of the eleven restaurants closed or sold by the Company, two were in Texas, one was in the state of Washington, five were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates). The Company may expand using either the Fresh Choice or Zoopa formats but there can be no assurance these concepts or any future formats will be successful.

               Geographic Concentration. As of June 15, 1997, 43 of the Company's 51 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable real store sales. The Company expects additional sales pressure may be experienced at the individual restaurants if it continues to expand within existing market areas. There can be no assurance that such continued expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

               Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year-end date, the last Sunday in December, which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable real store sales, which have been negative in 11 of the last 12 quarters, may continue to be negative.

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

               Ability to Obtain Additional Financing. The Company intends to continue restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its success in restoring profitability and its ability to continue to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, and its available bank line of credit including the the option to convert up to $3,500,000 into a 48-month term loan any time prior to the maturity date of the line of credit in May 1998. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

RESULTS OF OPERATIONS

                The following table sets forth items in the Company's statement of operations as a percentage of sales and certain operating data for the periods indicated:

                                                  Twelve Weeks Ended,                 Twenty-four Weeks Ended
                                           --------------------------------------------------------------------------
(Dollars in thousands)                       June 15, 1997      June 16, 1996       June 15, 1997       June 16, 1996
                                           ---------------     ---------------     ---------------     ---------------
NET SALES                                  $17,379  100.0 %    $18,793  100.0 %    $33,485  100.0 %   $36,854  100.0 %

COST AND EXPENSES:
  Cost of sales                              4,716   27.1 %      5,050   26.9 %      9,105   27.2 %    10,103   27.4 %
  Restaurant operating expenses:
    Labor                                    5,319   30.6 %      5,931   31.6 %     10,376   31.0 %    11,837   32.1 %
    Occupancy and other                      5,003   28.8 %      5,247   27.9 %     10,252   30.6 %    10,531   28.6 %
  Depreciation and amortization                697    4.0 %        772    4.1 %      1,398    4.2 %     1,589    4.3 %
  General and administrative expenses        1,444    8.3 %      1,635    8.7 %      2,850    8.5 %     3,431    9.3 %
                                           ---------------     ---------------     ---------------    ---------------
  Total costs and expenses                  17,179   98.8 %     18,635   99.2 %     33,981  101.5 %    37,491  101.7 %
                                           ---------------     ---------------     ---------------    ---------------
OPERATING INCOME (LOSS)                        200    1.2 %        158    0.8 %       (496)  (1.5)%      (637)  (1.7)%
Interest income                                 37    0.2 %          1    --  %         89    0.3 %         1    --  %
Interest expense                                (4)  (0.0)%        (64)  (0.3)%         (9)  (0.0)%      (135)  (0.4)%
                                           ---------------     ---------------     ---------------    ---------------
Interest income (expense) net                   33    0.1 %        (63)  (0.3)%         80    0.3 %      (134)  (0.4)%
                                           ---------------     ---------------     ---------------    ---------------
INCOME LOSS BEFORE INCOME TAXES                233    1.3 %         95    0.5 %       (416)   1.2 %      (771)  (2.1)%
Provision for (benefit from) income taxes      --     --  %        --     --  %        --     --  %       --     --  %
                                           ---------------     ---------------     ---------------    ---------------
NET INCOME (LOSS)                          $   233    1.3 %    $    95    0.5 %    $  (416)  (1.2)%   $  (771)  (2.1)%
                                           ===============     ===============     ===============    ===============
Number of restaurants:
        Open at beginning of period             48                  54                  48                 55
                                           =======             =======             =======            =======
        Open at end of period                   51                  53                  51                 53
                                           =======             =======             =======            =======


               The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the period:

                                                  Twelve Weeks Ended,                 Twenty-four Weeks Ended
                                           ------------------------------------------------------------------------
(Dollars in thousands)                      June 15, 1997      June 16, 1996      June 15, 1997      June 16, 1996
                                           ---------------    ---------------    ---------------    ----------------
NET SALES                                  $   350  100.0%    $   350  100.0%    $   686  100.0 %    $   681  100.0 %

COST AND EXPENSES:
  Cost of sales                                 95   27.1%         94   26.9%        187   27.2 %        187   27.4 %
  Restaurant operating expenses:
    Labor                                      107   30.6%        111   31.6%        213   31.0 %        219   32.1 %
    Occupancy and other                        101   28.8%         98   27.9%        210   30.6 %        195   28.6 %
  Depreciation and amortization                 14    4.0%         14    4.1%         29    4.2 %         29    4.3 %
  General and administrative expenses           29    8.3%         30    8.7%         58    8.5 %         63    9.3 %
                                           -------  -----     -------  -----     -------  ------       -------  -----
  Total costs and expenses                     346   98.8%        347   99.2%        697  101.5 %        693  101.7 %
                                           -------  -----     -------  -----     -------  ------       -------  -----
OPERATING INCOME (LOSS)                    $     4    1.2%    $     3    0.8%    $   (11)  (1.5)%    $   (12)  (1.7)%
                                           ==============     ==============     ===============       ===============
Average restaurants open during the period   49.61              53.65              48.80               54.12
                                           =======            =======            =======             =======

Results of Operations:  Twelve Weeks Ended June 15, 1997
Compared to Twelve Weeks Ended June 16, 1996

               Net Sales. Net sales for the second quarter ended June 15, 1997 were $17,379,000, a decrease of $1,414,000, or 7.5%, from sales of $18,793,000 for the second quarter ended June 16, 1996. The primary components of the net decrease in sales were:

The absence of sales from eight restaurants closed in 1996         $(1,728,000)
Incremental sales from new or acquired restaurants                     828,000
Decline in sales for the 47 restaurants opened prior to
  the second quarter of 1997                                          (514,000)
                                                                   -----------
                                                                   $(1,414,000)
                                                                   ===========

               Comparable store sales declined 2.6% in the second quarter of 1997 compared to the second quarter of 1996. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 4.5%. The comparable store average check was $6.82 in the second quarter, an increase of 2.0% versus the prior year quarter.

               Net sales per restaurant averaged $350,000 in the both the second quarter of 1997 and the second quarter of 1996.

               Costs and Expenses. Cost of sales (food and beverage costs) was 27.1% of sales in the second quarter of 1997 compared to 26.9% in the second quarter of 1996. At the beginning of the second quarter of 1997, the Company offered a special Spring promotional menu which featured higher quality and higher cost products, including artichokes and asparagas, which primarily accounted for the small increase in food costs.

               Restaurant operating expenses were 59.4% of net sales in the second quarter of 1997 compared to 59.5% in the second quarter of 1996. Labor costs were approximately 1.0% of sales below the prior year primarily due to reduced restaurant level bonus payouts resulting from a new bonus plan introduced in 1997 which ties bonus payouts to achieving planned profit performance. This savings offset operating cost increases of approximately 0.9% of sales resulting primarily from additional marketing and promotional programs implemented in 1997.

               Depreciation and amortization decreased $75,000 in the second quarter of 1997 compared to the second quarter of 1996. Curtailment of restaurant expansion resulted in lower start-up cost amortization and the sale or closure of restaurants in 1996 not previously impaired in connection with the Company's 1995 restructuring plan resulted in lower depreciation.

               General and administrative expenses were $1,444,000 for second quarter of 1997, a decrease of $191,000 from the second quarter of 1996 due to continued cost management in staffing levels and expenses.

               Interest Income. In the second quarter of 1997, the Company invested the balance of the proceeds from its September 1996 sales of Series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds and earned $37,000 in interest income. The Company had no invested cash balances and no interest income from invested cash balances during the second quarter of 1996.

               Interest Expense. Interest expense was $4,000 in the second quarter of 1997 compared to $64,000 in the second quarter of 1996. In 1997, interest expense consisted of interest on the Company's remaining capital lease obligations and a site construction note included in other long-term liabilities. In the prior year quarter, interest expense included interest related to short-term line of credit borrowings to finance the construction of one restaurant in addition to capital lease obligations and the site construction note.

               Income Taxes. The Company recorded no tax expense in the second quarters ended June 15, 1997 and June 16, 1996. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.



Results of Operations:  Twenty-Four Weeks Ended June 15, 1997
Compared to Twenty-Four Weeks Ended June 16, 1996

               Net Sales. Net sales for the twenty-four weeks ended June 15, 1997 were $33,485,000, a decrease of $3,369,000, or 9.1%, from sales of
$36,854,000 for the comparable period of the prior year. The primary components of the net decrease in sales were:


               The absence of sales from eight restaurants closed in 1996         $(3,537,000)

               Incremental sales from new or acquired restaurants                   1,191,000

               Decline in sales for the 47 restaurants opened prior to 1996        (1,023,000)
                                                                                  -----------
                                                                                  $(3,369,000)
                                                                                  ===========



               Comparable store sales declined 2.3% in the first half of 1997 compared to the first half of 1996. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 7.5%. The comparable store average check was $6.78 in the first half of 1997, an increase of 5.7% versus the same period in the prior year.

               In the prior year, the Company introduced its current one-price system at the end of the first quarter, replacing its former two-tier pricing system, and terminated certain discount programs during the second quarter. These pricing changes contributed to the Company's higher average check beginning with the second quarter of 1996.

               Net sales per restaurant averaged $686,000 in the first half of 1997 compared to $681,000 in the first half of 1996, an increase of 0.7%.

               Costs and Expenses. Cost of sales (food and beverage costs) was 27.2% of sales in the first half of 1997 compared to 27.4% in the first half of 1996. During the first quarter of the prior year, the Company had launched the roll-out of a major food program that introduced new recipes and upgraded existing ones based on market research and consumer trends. The program upgraded the quality of the Company's product and resulted in increasing food costs per customer throughout the remainder of 1996 and also in higher food costs per customer in 1997. At the end of the prior year first quarter, the Company introduced its current one-price system and, during the second quarter last year, terminated certain discount programs. These pricing decisions produced a higher average customer check that continued through the first half of 1997 and kept food costs as a percentage of sales substantially even compared to the prior year.

               Restaurant operating expenses were 61.6% of net sales in the first half of 1997 compared to 60.7% in the first half of 1996. Labor savings of approximately 1.1% of sales resulted from reduced restaurant level bonus payouts resulting from a new bonus plan introduced in 1997 which ties bonus payouts to achieving planned profit performance. Operating cost increases of approximately 2.0% of sales resulted primarily from the Company's first quarter 1997 investment in advertising, which included television support, and, to a lesser extent, other marketing and promotion programs during the first half of 1997. The absence of fixed costs on the eight restaurants closed or sold in the prior year in connection with the Company's restructuring plan provided a partial offset to the increase in operating costs.

               Depreciation and amortization decreased $191,000 in the first half of 1997 compared to the first half of 1996. Curtailment of restaurant expansion resulted in lower start-up cost amortization and the sale or closure of restaurants not previously impaired in connection with the Company's 1995 restructuring plan resulted in lower depreciation.

               General and administrative expenses were $2,850,000 for first half of 1997, a decrease of $581,000 compared to expenses of $3,431,000 for the second quarter of 1996. In the prior year, general and administrative expenses included consulting fees paid to assist the Company in the development of its strategic plan and other matters. General and administrative expenses were also lower due to the Company's continued cost management in staffing levels and expenses.

               Interest Income. During the first half of 1997, the Company invested the balance of the proceeds from its September 1996 sales of Series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds and earned $89,000 in interest income. The Company had no invested cash balances and no interest income from invested cash balances during the first half of 1996.

               Interest Expense. Interest expense was $9,000 in the first half of 1997 compared to $135,000 in the first half of 1996. In 1997, interest expense consisted solely of interest on the Company's remaining capital lease obligations and a site construction note included in other long-term liabilities. In the prior year, interest expense included interest and fees related to short-term line of credit borrowings to finance the construction of one restaurant in addition to capital lease obligations and the site construction note.

               Income Taxes. The Company recorded no tax benefit from its operating loss during the first half of 1997 and 1996. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

               After the Company filed a motion to dismiss the Second Amended complaint, the parties reached an agreement in principle to settle the lawsuit in its entirety. The Court has issued an order preliminarily approving the settlement and setting a hearing date for final approval. The settlement will be funded by insurance proceeds. The Company continues to deny all allegations in the lawsuit.

ITEM 2 - CHANGES IN SECURITIES                                Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on May 22, 1997. The stockholders voted on proposals on:

               (1) The election of two Class II directors to hold office for a three-year term and until their respective successors are elected and qualified. The proposal was approved by the following vote:

         Nominee                        For                       Withheld
         -------                        ---                       --------
         Carl R. Hays                   4,908,005                 35,554
         Charles A. Lynch               4,906,320                 37,239


                  (2) The appointment of Deliotte & Touche LLP as the Company's independent accountants for the fiscal year ending December 28, 1997. The proposal was approved by the following vote:


       For                        Against               Abstain
       ---                        -------               -------
       4,909,673                   14,183                 19,703

ITEM 5 - OTHER INFORMATION                                     Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 15, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRESH CHOICE, INC.
                                    (Registrant)


                                    /S/ Charles A. Lynch
                                    -------------------------------------------
                                    Charles A. Lynch
                                    Chairman of the Board and Director
                                    (Principal Executive Officer)



                                    /S/ David E. Pertl
                                    -------------------------------------------
                                    David E. Pertl
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Dated:  July 30, 1997

                           INDEX TO FORM 10-Q EXHIBITS


  EXHIBIT
     NO.                                    DESCRIPTION
------------------------------------------------------------------------------------------------------
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
                             Agreement dated September 3, 1993

INDEX TO FORM 10-Q EXHIBITS continued

   EXHIBIT
     NO.                                     DESCRIPTION
--------------------------------------------------------------------------------------------------

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
                             Robert Ferngren

     10.22          (10) (3) Severance Agreement with Charles A. Lynch dated July 18, 1996

     10.23          (10) (3) Severance Agreement with David Anderson dated July 18, 1996

     10.24          (10) (3) Severance Agreement with Tim G. O'Shea dated July 18, 1996

     10.25          (10) (3) Severance Agreement with Joan M. Miller dated July 18, 1996

     10.26          (11) (3) Employment Offer Letter to David E. Pertl dated January 24, 1997

     10.27          (11) (3) Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

     10.28          (11) (3) Amendment to Employment Offer Letter to Everett F. Jefferson dated
                             February 10, 1997

     10.29          (11)     Loan Modification Agreement dated November 27, 1996 with Silicon
                             Valley Bank

     10.30          (11) (3) Severance Agreement with Tina Freedman dated March 13, 1997

     10.31                   Agreement of Sale and Purchase dated April 2, 1997 with RUI One Corp.

     10.32                   Amendment to Loan and Security Agreement dated July 9, 1997 with
                             Silicon Valley Bank

     11.1                    Computation of Net Loss per Share

     27             (7)      Financial Data Schedule



-------------------------

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