Form 10-Q
period 1997-09-07
FRESH CHOICE INC
filed 1997-10-22
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 7, 1997
                              -------------------------
                                         OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of October 5, 1997 was 5,668,625.

                               FRESH CHOICE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets at September 7, 1997
        and December 29, 1996.....................................................................3

        Condensed Consolidated Statements of Operations for the Twelve and
        Thirty-Six Weeks ended September 7, 1997 and September 8, 1996 ...........................4

        Condensed Consolidated Statements of Cash Flow for the Thirty-Six Weeks
        ended September 7, 1997 and September 8, 1996.............................................5

        Notes to Unaudited Condensed Consolidated Financial Statements............................6

    Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................................10


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings...................................................................21
    Item 2 - Changes in Securities...............................................................21
    Item 3 - Defaults Upon Senior Securities.....................................................21
    Item 4 - Submission of Matters to a Vote of Security Holders.................................21
    Item 5 - Other Information...................................................................22
    Item 6 - Exhibits and Reports on Form 8-K....................................................22


SIGNATURES ......................................................................................22


INDEX TO FORM 10-Q EXHIBITS......................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                         September 7, December 29,
                                                            1997         1996
                                                          --------      --------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  5,027      $  5,647
  Receivables                                                  169           218
  Inventories                                                  460           432
  Pre-opening costs                                             --            23
  Prepaid expenses and other current assets                    703           513
                                                          --------      --------
  Total current assets                                       6,359         6,833

PROPERTY AND EQUIPMENT, net                                 30,319        29,509

LEASE ACQUISITION COSTS, net                                   504           556

DEPOSITS AND OTHER ASSETS                                      497           268
                                                          --------      --------

TOTAL                                                     $ 37,679      $ 37,166
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $  2,882      $  2,077
  Accrued salaries and wages                                 1,366         1,445
  Sales tax payable                                            711           462
  Other accrued expenses                                     2,905         2,790
  Restructuring reserve                                      1,832         2,696
  Current portion of capital lease obligations                  10            89
                                                          --------      --------
  Total current liabilities                                  9,706         9,559

OTHER LONG TERM LIABILITIES                                  1,363         1,691
                                                          --------      --------

Total liabilities                                           11,069        11,250
                                                          --------      --------

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value;
  3.5 million shares authorized;
  shares outstanding: 1997 and 1996 - 1,187,906              5,175         5,175
Common stock, $.001 par value; 15 million
  shares authorized;
    shares outstanding: 1997-5,668,625; 1996-5,660,826      42,115        42,070
Accumulated deficit                                        (20,680)      (21,329)
                                                          --------      --------
Total stockholders' equity                                  26,610        25,916
                                                          --------      --------
TOTAL                                                     $ 37,679      $ 37,166
                                                          ========      ========

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                Twelve Weeks Ended         Thirty-Six Weeks Ended
                                               ----------------------      ----------------------
                                              September 7,  September 8,  September 7,  September 8,
                                                 1997          1996          1997            1996
                                               --------      --------      --------      --------
NET SALES                                      $ 18,334      $ 18,644      $ 51,819      $ 55,498

COST AND EXPENSES:
  Cost of sales                                   4,861         5,040        13,966        15,143
  Restaurant operating expenses:
    Labor                                         5,445         5,784        15,821        17,621
    Occupancy and other                           5,076         5,207        15,328        15,738
  Depreciation and amortization                     723           758         2,121         2,347
  General and administrative expenses             1,199         1,459         4,049         4,890
                                               --------      --------      --------      --------
  Total costs and expenses                       17,304        18,248        51,285        55,739
                                               --------      --------      --------      --------
OPERATING INCOME (LOSS)                           1,030           396           534          (241)
                                               --------      --------      --------      --------
Interest income                                      39            --           128             1
Interest expense                                     (4)          (67)          (13)         (202)
                                               --------      --------      --------      --------
Interest income (expense), net                       35           (67)          115          (201)
                                               --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                 1,065           329           649          (442)
Provision for (benefit from) income taxes            --            --            --            --
                                               --------      --------      --------      --------
NET INCOME (LOSS)                              $  1,065      $    329      $    649      $   (442)
                                               ========      ========      ========      ========
Net income (loss) per common share             $   0.16      $   0.06      $   0.09      $  (0.08)
                                               ========      ========      ========      ========
Shares used in computing per share amounts        6,860         5,664         6,855         5,619
                                               ========      ========      ========      ========

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

                                                             Thirty-Six Weeks
                                                           --------------------
                                                         September 7, September 8,
                                                            1997         1996
                                                           -------      -------
OPERATING ACTIVITIES:
Net income (loss)                                          $   649      $  (442)
Adjustments to reconcile net income (loss) to
  net cash provided by operations:
    Depreciation and amortization                            2,274        2,510
    Issuance of common stock for consulting services            --          325
    Loss on disposal of property                                69           73
    Deferred rent                                             (315)        (284)
    Changes in operating assets and liabilities:
      Receivables                                               49          (48)
      Inventories                                              (28)           8
      Prepaid expenses and other current assets               (190)        (102)
      Preopening costs                                          --          (58)
      Income taxes refundable                                   --        1,558
      Accounts payable                                         805           97
      Accrued salaries and wages                               (79)         510
      Other accrued expenses                                  (236)        (521)
      Restructuring reserve                                   (864)      (1,274)
                                                           -------      -------

Net cash provided by operating activities                    2,134        2,352
                                                           -------      -------

INVESTING ACTIVITIES:
Capital expenditures                                        (2,490)      (1,323)
Deposits and other assets                                     (229)        (127)
                                                           -------      -------

Net cash used in investing activities                       (2,719)      (1,450)
                                                           -------      -------

FINANCING ACTIVITIES:
Common stock sales                                              45           78
Notes payable and line of credit borrowings, net                (1)          (1)
Capital lease obligations - repayments                         (79)        (338)
                                                           -------      -------

Net cash used in financing activities                          (35)        (261)
                                                           -------      -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (620)         641

CASH AND CASH EQUIVALENTS:
Beginning of period                                          5,647        1,294
                                                           -------      -------

End of period                                              $ 5,027      $ 1,935
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                   $    15      $    46
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Acquisition payable related to purchase of restaurants     $   600      $    --
                                                           =======      =======

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve and Thirty-Six Weeks Ended September 7, 1997 and September 8,
1996


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


2.     EARNINGS PER SHARE

             Earnings per common and equivalent share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common share equivalents, which are common stock options and warrants assumed converted using the treasury stock method and preferred stock assumed converted using the if-converted method, have been excluded from the earnings per share computation for the thirty-six weeks ended September 8, 1996 as they would be anti-dilutive.


3.     INCOME TAXES

             The Company recorded no tax provision for its operating income during the thirty-six weeks ended September 7, 1997 due to the availability of net operating loss carryforwards to offset taxable income. For the thirty-six weeks ended September 8, 1996, the Company recorded no tax benefit from its operating loss due to valuation allowances against its net deferred tax assets. The Company's net deferred assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.


4.     BANK LINE OF CREDIT

             On July 9, 1997, the Company amended its bank line of credit agreement, increasing the available amount to $5,000,000 and extending the term until May 27, 1998. Borrowings under the line of credit bear interest at the prime rate (8.5% at September 7, 1997) plus 1% and are secured by the Company's personal property and by executed Deeds of Trust on certain Company-owned real estate. Borrowings under the line of credit are limited to the lesser of $5,000,000 or three times the Company's earnings before interest, taxes, depreciation and amortization. The Company had the full $5,000,000 available under the bank line of credit agreement at September 7, 1997. The agreement also provides an option for the Company to convert borrowings, up to $3,500,000, to a 48-month term loan at any time prior to the maturity date of May 27, 1998. Borrowings under the term loan bear interest at the prime rate plus 1.75%.

             The agreement requires the Company to achieve a minimum earnings before interest, taxes, depreciation and amortization for the 1997 fiscal year, to maintain a minimum tangible net worth, to not exceed a maximum debt to net tangible worth ratio and, for the term loan, to maintain a minimum debt service coverage ratio. The agreement also contains a maximum fixed asset acquisition limit. The Company was in compliance with these covenants at September 7, 1997. The Company had no borrowing under the line of credit at September 7, 1997.


4.     RESTRUCTURING RESERVE

             The following table sets forth the Company's restructuring reserves and their respective balances at December 31, 1995, December 29, 1996 and September 7, 1997.




                                         Balance     Provided                            Balance    Provided   Utilized    Balance
(In thousands)                         December 31, (Reversed)  Utilized  Reclassified December 29,(Reversed)  to date  September 7,
                                           1995      in 1996     in 1996     in 1996      1996      in 1997    in 1997       1997
                                          -------    -------     -------     -------     -------    -------     -------     -------
1995 Restructuring Reserve

Restaurant closures:
     Non-cash write-down of
        restaurant assets to estimated
        fair value and other related
        costs                             $   308    $  (250)    $    --       $  --     $    58      $  --     $   (11)    $    47
     Estimated cash costs associated
        with restaurant closures and
        settlement of lease
        obligations                         4,450     (1,442)     (1,243)         --       1,765        294        (274)      1,785

Impaired restaurants:
     Non-cash write-down of assets
        to estimated fair value at
        other restaurants and other
        related costs                         326       (326)         --          --          --         --                      --

Other costs, primarily consulting
     and professional fees related
     to the restructuring plan:
        Cash costs                             26        (51)       (109)        134          --         --                      --
        Non-cash costs                        156         --         (22)       (134)         --         --                      --
                                          -------    -------     -------     -------     -------    -------     -------     -------

1995 restructuring reserve                  5,266     (2,069)     (1,374)         --       1,823        294        (285)      1,832
                                          -------    -------     -------     -------     -------    -------     -------     -------

1996 Restructuring Reserve

Restaurant closures:
     Non-cash write-down of
        restaurant assets to estimated
        fair value and other related
        costs                                  --        650        (622)         --          28        (28)                     --
     Estimated cash costs associated
        with restaurant closures and
        settlement of lease
        obligations                            --        968        (123)         --         845       (266)       (579)         --
                                          -------    -------     -------     -------     -------    -------     -------     -------

1996 restructuring reserve                     --      1,618        (745)         --         873       (294)       (579)         --
                                          -------    -------     -------     -------     -------    -------     -------     -------

Total restructuring reserve               $ 5,266    $  (451)    $(2,119)    $    --     $ 2,696    $    --     $  (864)    $ 1,832
                                          =======    =======     =======     =======     =======    =======     =======     =======





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

             By the end of 1996, the Company had closed six of the seven restaurants identified for closure and had decided not to close the seventh restaurant based on its improved operating performance. The Company's decision not to close one restaurant resulted in a $451,000 reversal in 1996 of previously recorded restructuring expense. The Company reversed an additional $1,618,000 in 1996 of previously recorded restructuring expense due to lower than estimated cash payments to settle lease obligations at five closed restaurants. At September 7, 1997, the 1995 restructuring reserve balance consisted of the estimated cash costs to settle the lease obligation at one restaurant. During the third quarter of 1997, the Company increased the reserve for this restaurant by $294,000 to cover rent and other lease costs expected to be incurred during the extended term of the lease settlement negotiations.

             During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded an additional $1,618,000 restructuring charge for two of the restaurants. A third closed restaurant, which was included in the 1995 asset impairment reserve, did not require a cash settlement with the landlord for lease obligations, and the Company charged its remaining net assets to operations at the time the restaurant closed in 1996. In addition, the Company sold two restaurants in the Washington D.C. market at the end of 1996 for $750,000 and recorded a gain of $446,000. By September 7, 1997, the Company had settled all obligations provided for by its 1996 restructuring reserve and reversed the remaining $294,000 reserve balance in the third quarter of 1997 due to lower than estimated cash payments to settle the final lease obligation.

             The Company has identified no other restaurants for closure as of October 22, 1997, and believes the balance in its 1995 restructuring reserve at September 7, 1997 is adequate to cover the remaining estimated costs to be incurred under its restructuring plan.


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

             Pro forma amounts for basic and diluted EPS assuming SFAS 128 had been in effect for the twelve and thirty-six weeks ended ended September 7, 1997 and September 8, 1996 are as follows. The Company has excluded potential common shares, which are common stock options and warrants assumed converted using the treasury stock method and preferred stock assumed converted using the if-converted method, from the computation of diluted net loss per common share for the thirty-six weeks ended September 8, 1996 as they would be anti-dilutive.


                   Twelve Weeks Ended           Thirty-Six Weeks Ended
               --------------------------     ---------------------------
 Pro Forma     September 7,  September 8,     September 7,   September 8,
    EPS            1997          1996            1997            1996
------------   ------------  ------------     ------------   ------------

   Basic          $ 0.19       $ 0.06           $ 0.11         $(0.08)

  Diluted         $ 0.16       $ 0.06           $ 0.10         $(0.08)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve and thirty-six weeks ended September 7, 1997 as compared to the twelve and thirty-six weeks ended September 8, 1996. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

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

             On May 1, 1997, the Company purchased the three Zoopa restaurants for $1,250,000 and an additional payment one year later of between $550,000 and $950,000 depending on the achievement of restaurant sales levels. The Company has recorded a $600,000 acquisition payable in other accrued liabilities and will record any additional liability when the amount, if any, is determinable. The three restaurants, which will continue to operate under the Zoopa name, offer a self-service format similar to Fresh Choice restaurants including salads, hot pasta dishes, soups, bakery goods and desserts.

             For the thirty-six weeks ended September 7, 1997, the Company invested $3,090,000 in property and equipment including the purchase of the three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington, spending on two new restaurants in Houston and San Antonio, Texas with openings scheduled for the fourth quarter of 1997, spending on remodels which are typically required every five to seven years and spending on replacement fixtures and equipment. These investments were funded from internal cash flow, existing cash balances and the short term liability related to the purchase of the Zoopa restaurants.

             As of September 7, 1997, the Company had incurred aggregate cash costs of $2,298,000 in connection with restaurant closures and the related settlements of lease obligations in connection with a restructuring program begun in December 1995. Cash costs incurred during the thirty-six weeks ended September 7, 1997 totaled $853,000. The Company has identified no other restaurants for closure, and believes the restructuring reserve balances totaling $1,832,000 at September 7, 1997 are adequate to cover the remaining estimated costs to be incurred under the plan.

             During the thirty-six weeks ended September 7, 1997, operating activities provided $2,134,000 which includes the $853,000 cash costs related to the Company's restructuring plan.

             On July 9, 1997, the Company amended its bank line of credit agreement, increasing the available amount to $5,000,000 and extending the term until May 27, 1998. Borrowings under the line of credit bear interest at the prime rate (8.5% at September 7, 1997) plus 1% and are secured by the Company's personal property and by executed Deeds of Trust on certain Company-owned real estate. Borrowings under the line of credit are limited to the lesser of $5,000,000 or three times the Company's earnings before interest, taxes, depreciation and amortization. The Company had the full $5,000,000 available under the bank line of credit agreement at September 7, 1997. The agreement also provides an option for the Company to convert borrowings, up to $3,500,000, to a 48-month term loan at any time prior to the maturity date of May 27, 1998. Borrowings under the term loan bear interest at the prime rate plus 1.75%.

             The agreement requires the Company to achieve a minimum earnings before interest, taxes, depreciation and amortization for the 1997 fiscal year, to maintain a minimum tangible net worth, to not exceed a maximum debt to net tangible worth ratio and, for the term loan, to maintain a minimum debt service coverage ratio. The agreement also contains a maximum fixed asset acquisition limit. The Company was in compliance with these covenants at September 7, 1997. The Company had no borrowing under the line of credit at September 7, 1997.

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

             The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. In addition to the three Zoopa restaurants purchased in the greater Seattle, Washington market during the second quarter of 1997, the Company has signed leases for two new restaurants in Houston, Texas and for one new restaurant in San Antonio, Texas. One of the two new Houston restaurants and the new San Antonio restaurant are scheduled to open in the fourth quarter of 1997. The Company intends to continue its restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and near-term capital requirements for restaurant remodeling and expansion can be met through existing cash balances, cash provided by operations and its amended line of credit and term loan agreement. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion.

               Long-term debt at September 7, 1997 consists of a $118,000 note for site construction costs which is included in other long-term liabilities on the balance sheet.


Impact of Inflation

             Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The Federal minimum wage increased effective September 1, 1997, and, currently, there is a further scheduled increase in the State of California minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.


Business Risks

            Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results.
These risks include:

            Recent Declines in Comparable Real Store Sales and Operating Losses. Beginning late in the third quarter of fiscal 1994, the Company began reporting significant comparable real store sales declines. Comparable real store sales continued to decline in each quarter of 1995 compared to the respective quarters in the prior year, although the magnitude of these declines lessened in the third and fourth quarters of 1995. The Company reported a 0.3% decline in comparable real store sales in the first quarter of 1996. Beginning in the second quarter of 1996, the magnitude of the declines in comparable real store sales increased until the first quarter of 1997. Following the introduction of a one-price system and termination of discount programs, the Company reported an 8.6%, 17.0% and 14.5% decline in comparable real store sales in the second, third and fourth quarters of 1996, respectively, and a 10.4% , 4.5%, and 3.3% decline in the first, second and third quarters, respectively, of 1997. There can be no assurance that comparable real store sales will improve or that the Company will return to long-term profitability.

            The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported additional operating losses in each subsequent quarter ending with the first quarter of 1996. Although the Company reported operating profits in the second and third quarters of 1996, it returned to an operating loss for the fourth quarter and reported a loss for the full year 1996. In 1997, the Company has reported an operating loss in its first quarter, operating profits in its second and third quarters and an operating profit year-to-date through its third quarter. There can be no assurance that the Company will maintain or improve its profitability.

            Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold 11 restaurants to date, including three at the end of 1995, and eight in 1996. The Company has identified no further restaurants for closure, although it continues to review the performance of each of its restaurants. The Company opened one restaurant in 1996, and in the second quarter of 1997, the Company purchased three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington which will continue to operate under the Zoopa name and store model. These three restaurants offer a self-service format similar to Fresh Choice restaurants with similar menu offerings. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. During the second quarter of 1997, the Company signed leases for two new restaurants in Houston and San Antonio, Texas with openings scheduled for the fourth quarter. During the third quarter of 1997, the Company signed a lease for a second new restaurant in Houston with a 1998 scheduled opening. The Company intends to utilize the Zoopa name and restaurant format in these new restaurants. While the Company intends to continue its expansion, assuming its financial performance continues to improve and additional funding can be obtained, there can be no assurance as to whether the Company will continue its expansion. The Company's ability to implement successfully its expansion strategy depends on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the success of the Zoopa store model, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

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

            Geographic Concentration. As of September 7, 1997, 43 of the Company's 51 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable real store sales. The Company expects additional sales pressure may be experienced at the individual restaurants if it continues to expand within existing market areas. There can be no assurance that such continued expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

            Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. However, in 1995, the fourth quarter included 17 weeks to accommodate the Company's fiscal year-end date, the last Sunday in December, which fell on December 31, 1995. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable real store sales, which have been negative in 12 of the last 13 quarters, may continue to be negative.

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

Results of Operations

             The following table sets forth items in the Company's statement of operations as a percentage of sales and certain operating data for the periods indicated:



                                                      Twelve Weeks Ended                         Thirty-Six Weeks Ended
                                            -----------------------------------------   -----------------------------------------
(Dollars in thousands)                       September 7, 1997     September 8, 1996     September 7, 1997     September 8, 1996
                                            -------------------   -------------------   -------------------   -------------------

NET SALES                                   $ 18,334    100.0 %   $ 18,644    100.0 %   $ 51,819    100.0 %   $ 55,498    100.0 %

COST AND EXPENSES:
  Cost of sales                                4,861     26.5 %      5,040     27.0 %     13,966     27.0 %     15,143     27.3 %
  Restaurant operating expenses:
    Labor                                      5,445     29.7 %      5,784     31.0 %     15,821     30.5 %     17,621     31.8 %
    Occupancy and other                        5,076     27.7 %      5,207     27.9 %     15,328     29.6 %     15,738     28.4 %
  Depreciation and amortization                  723      3.9 %        758      4.1 %      2,121      4.1 %      2,347      4.2 %
  General and administrative expenses          1,199      6.6 %      1,459      7.9 %      4,049      7.8 %      4,890      8.7 %
                                            --------     ------   --------    -------   --------    -------   --------    -------

  Total costs and expenses                    17,304     94.4 %     18,248     97.9 %     51,285     99.0 %     55,739    100.4 %
                                            --------     ------   --------    -------   --------    -------   --------    -------

OPERATING INCOME (LOSS)                        1,030      5.6 %        396      2.1 %        534      1.0 %       (241)    (0.4)%

Interest income                                   39      0.2 %         --       -- %        128      0.2 %          1       -- %
Interest expense                                  (4)    (0.0)%        (67)    (0.4)%        (13)    (0.0)%       (202)    (0.4)%
                                            --------     ------   --------    -------   --------    -------   --------    -------

Interest income (expense), net                    35      0.2 %        (67)    (0.3)%        115      0.3 %       (201)    (0.4)%
                                            --------     ------   --------    -------   --------    -------   --------    -------

INCOME (LOSS) BEFORE INCOME TAXES              1,065      5.8 %        329      1.8 %        649      1.3 %       (442)    (0.8)%
Provision for (benefit from) income taxes         --       -- %         --       -- %         --       -- %         --       -- %
                                            --------     ------   --------    -------   --------    -------   --------    -------

NET INCOME (LOSS)                           $  1,065      5.8 %   $    329      1.8 %   $    649      1.3 %   $   (442)    (0.8)%
                                            ========     ======   ========    =======   ========    =======   ========    =======

Number of restaurants:
           Open at beginning of period            51                    53                    48                    55
                                            ========              ========              ========              ========
           Open at end of period                  51                    51                    51                    51
                                            ========              ========              ========              ========



             The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the period:


                                                      Twelve Weeks Ended                     Thirty-Six Weeks Ended
                                             -------------------------------------   --------------------------------------
(Dollars in thousands)                       September 7, 1997   September 8, 1996   September 7, 1997   September 8, 1996
                                             -----------------   -----------------   -----------------   ------------------
NET SALES                                    $   359   100.0 %   $   353   100.0 %   $ 1,046   100.0 %   $ 1,034    100.0 %

COST AND EXPENSES:
  Cost of sales                                   95    26.5 %        96    27.0 %       282    27.0 %       282     27.3 %
  Restaurant operating expenses:
    Labor                                        107    29.7 %       110    31.0 %       319    30.5 %       328     31.8 %
    Occupancy and other                          100    27.7 %        99    27.9 %       309    29.6 %       293     28.4 %
  Depreciation and amortization                   14     3.9 %        14     4.1 %        43     4.1 %        44      4.2 %
  General and administrative expenses             24     6.6 %        28     7.9 %        82     7.8 %        91      8.7 %
                                             -------   -------   -------   -------   -------   -------   -------    -------

  Total costs and expenses                       340    94.4 %       347    97.9 %     1,035    99.0 %     1,038    100.4 %
                                             -------   -------   -------   -------   -------   -------   -------    -------

OPERATING INCOME (LOSS)                      $    19     5.6 %   $     6     2.1 %   $    11     1.0 %   $    (4)      (0.4)%
                                             =======   =======   =======   =======   =======   =======   =======    =======

Average restaurants open during the period     51.00               52.75               49.54               53.66
                                             =======             =======             =======             =======

Results of Operations:  Twelve Weeks Ended September 7, 1997
Compared to Twelve Weeks Ended September 8, 1996

             Net Sales. Net sales for the third quarter ended September 7, 1997 were $18,334,000, a decrease of $310,000, or 1.7%, from sales of $18,644,000 for the third quarter ended September 8, 1996. The primary components of the net decrease in sales were:


The absence of sales from restaurants closed in 1996        $(1,265,000)
Incremental sales from new or acquired restaurants            1,336,000
Decline in comparable store sales                              (381,000)
                                                            ------------
                                                             $ (310,000)
                                                            ============


               Comparable store sales declined 2.3% in the third quarter of 1997 compared to the third quarter of 1996. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 3.3%. The comparable store average check was $6.85 in the third quarter, an increase of 1.0% over the comparable store average check of $6.78 in the prior year third quarter.

               Net sales per restaurant averaged $359,000 in the third quarter of 1997, an increase of 1.7% over net sales per restaurant of $353,000 in the third quarter of 1996.

             Costs and Expenses. Cost of sales (food and beverage costs) was 26.5% of sales in the third quarter of 1997 compared to 27.0% in the third quarter of 1996. During the second quarter of 1997, the Company developed and implemented a food cost program which focused on creating a more efficient product rotation while maintaining a quality menu offering to customers. This program, which was in place throughout the third quarter, contributed to the lower food and beverage costs compared to the prior year.

             Restaurant operating expenses were 57.4% of net sales in the third quarter of 1997 compared to 58.9% in the third quarter of 1996. Labor costs were approximately 1.3% of sales below the prior year primarily due to reduced restaurant level bonus payouts resulting from a new bonus plan introduced in 1997 which ties bonus payouts to achieving planned profit performance. Occupancy and other costs, which had increased in the first half of 1997 due to increased marketing and promotional expenditures, were 0.2% of sales below the prior year. In the third quarter of 1997, marketing and promotional expenses were approximately even as a percentage of sales with the prior year.

             Depreciation and amortization expenses decreased $35,000 in third quarter of 1997 compared to the third quarter of 1996 due to approximately two fewer restaurants operating this year compared to last year. In addition, the Company completed amortization of its start-up costs in the second quarter of 1997 and had no start-up cost amortization in the third quarter of 1997.

             General and administrative expenses were $1,199,000 for the third quarter of 1997, a decrease of $260,000 from the third quarter of 1996 due to continued cost management in staffing levels and expenses.

             Interest Income. During the third quarter of 1997, the Company invested the balance of the proceeds from its September 1996 sale of Series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds and earned $39,000 in interest income. The Company had no invested cash balances and no interest income from invested cash balances during the third quarter of 1996.

             Interest Expense. Interest expense was $4,000 in the third quarter of 1997 compared to $67,000 in the third quarter of 1996. In 1997, interest expense consisted of interest on the Company's remaining capital lease obligations (all of which were paid down by the end of the third quarter of 1997) and a site construction note included in other long-term liabilities. In the prior year quarter, interest expense also included interest on capital lease obligations and the site construction note.

             Income Taxes. The Company recorded no tax expense in the third quarters ended September 7, 1997 and September 8, 1996 due to the availability of net operating loss carryforwards to offset taxable income.


Results of Operations:  Thirty-Six Weeks Ended September 7, 1997
Compared to Thirty-Six Weeks Ended September 8, 1996

             Net Sales. Net sales for the thirty-six weeks ended September 7, 1997 were $51,819,000, a decrease of $3,679,000, or 6.6%, from sales of
$55,498,000 for the thirty-six weeks ended September 8, 1996. The primary components of the net decrease in sales were:


The absence of sales from restaurants closed in 1996       $ (4,801,000)
Incremental sales from new or acquired restaurants            2,527,000
Decline in comparable store sales                            (1,405,000)
                                                            ------------
                                                           $ (3,679,000)
                                                            ============


               Comparable store sales declined 2.3% in the first three quarters of 1997 compared to the first three quarters of 1996. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 6.1%. The comparable store average check was $6.80 in the first three quarters of 1997, an increase of 4.1% versus the first three quarters last year.

             In the prior year, the Company introduced its current one-price system at the end of the first quarter, replacing its former two-tier pricing system, and terminated certain discount programs during the second quarter. These pricing changes contributed to the Company's higher average check beginning with the second quarter of 1996.

             Net sales per restaurant averaged $1,046,000 in the first three quarters of 1997 compared to $1,034,000 in the first three quarters of 1996, an increase of 1.2%.

             Costs and Expenses. Cost of sales (food and beverage costs) was 27.0% of sales in the first three quarters of 1997 compared to 27.3% in the first three quarters of 1996. During the first quarter of the prior year, the Company had launched the roll-out of a major food program that introduced new recipes and upgraded existing ones based on market research and consumer trends. The program upgraded the quality of the Company's product and resulted in increasing food costs per customer throughout the remainder of 1996 and also in higher food costs per customer in 1997. At the end of the prior year first quarter, the Company introduced its current one-price system and, during the second quarter last year, terminated certain discount programs. These pricing decisions produced a higher average customer check that continued through the first half of 1997 which tended to keep food costs as a percentage of sales substantially even or slightly lower compared to the prior year. In addition, the Company developed and implemented a food cost program in the second quarter of 1997 which focused on creating a more efficient product rotation while maintaining a quality menu offering to customers.

This program, which was in place throughout the third quarter, tended to lower lower food and beverage costs compared to the prior year.

             Restaurant operating expenses were 60.1% of net sales in the first three quarters of 1997 compared to 60.2% in the first three quarters of 1996. Labor savings of approximately 1.3% of sales resulted predominantly from reduced restaurant level bonus payouts resulting from a new bonus plan introduced in 1997 which ties bonus payouts to achieving planned profit performance. Occupancy and other cost increases of approximately 1.2% of sales resulted primarily from the Company's first quarter 1997 investment in advertising, which included television support, and, to a lesser extent, other marketing and promotion programs during the first half of 1997. The absence of fixed costs on the eight restaurants closed or sold in the prior year in connection with the Company's restructuring plan provided a partial offset to the increase in operating costs.

             Depreciation and amortization decreased $226,000 in the first three quarters of 1997 compared to the first three quarters of 1996. Curtailment of restaurant expansion resulted in lower start-up cost amortization. The Company completed amortization of its start-up costs in the second quarter of 1997 and had no start-up cost amortization in the third quarter of 1997. Depreciation expense was lower due to approximately four fewer restaurants operating this year compared to last year from the sale or closure of restaurants not previously impaired in connection with the Company's 1995 restructuring plan.

             General and administrative expenses were $4,049,000 for first three quarters of 1997, a decrease of $841,000 compared to expenses of $4,890,000 for the first three quarters of 1996. In the prior year, general and administrative expenses included consulting fees paid to assist the Company in the development of its strategic plan and other matters. General and administrative expenses were also lower due to the Company's continued cost management in staffing levels and expenses.

             Interest Income. During the first three quarters of 1997, the Company invested the balance of the proceeds from its September 1996 sale of Series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds and earned $128,000 in interest income. The Company had no invested cash balances and no interest income from invested cash balances during the first three quarters of 1996.

             Interest Expense. Interest expense was $13,000 in the first three quarters of 1997 compared to $202,000 in the first three quarters of 1996. In 1997, interest expense consisted solely of interest on the Company's remaining capital lease obligations and a site construction note included in other long-term liabilities. In the prior year, interest expense included interest and fees related to short-term line of credit borrowings to finance the construction of one restaurant in addition to capital lease obligations and the site construction note.

             Income Taxes. The Company recorded no tax provision for its operating income during the first three quarters ended September 7, 1997 due to the availability of net operating loss carryforwards to offset taxable income. For the three quarters ended September 8, 1996, the Company recorded no tax benefit from its operating loss due to valuation allowances against its net deferred tax assets. The Company's net deferred assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

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

        After the Company filed a motion to dismiss the Second Amended complaint, the parties reached an agreement in principle to settle the lawsuit in its entirety. The Court granted final approval of the settlement in an order filed on October 14, 1997. The settlement will be funded by insurance proceeds. The Company continues to deny all allegations in the lawsuit.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 7, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FRESH CHOICE, INC.
                        (Registrant)


                         /S/ Charles A. Lynch
                        -------------------------------
                        Charles A. Lynch
                        Chairman of the Board and Director
                        (Principal Executive Officer)



                        /S/ David E. Pertl
                        -------------------------------
                        David E. Pertl
                        Vice President and Chief Financial Officer
                        (Principal Financial and Accounting Officer)


Dated:  October 22, 1997

                           INDEX TO FORM 10-Q EXHIBITS


EXHIBIT
NO.                            DESCRIPTION
---                            -----------
3.1     (1)    Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2     (8)    Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3            Certificate of Amendment of Restated Certificate of Incorporation
               (10) of Fresh Choice, Inc.

3.4     (10)   Certificate of Designation of Series A Voting Participating
               Convertible Preferred Stock of Fresh Choice, Inc.

3.5     (10)   Certificate of Designation of Series B Non-Voting Participating
               Convertible Preferred Stock of Fresh Choice, Inc.

3.6     (10)   Certificate of Designation of Series C Non-Voting Participating
               Convertible Preferred Stock of Fresh Choice, Inc.

4.1     (10)   Registration Rights Agreement dated September 13, 1996 between
               Fresh Choice, Inc. and Crescent Real Estate Equities Limited
               Partnership

10.1    (1)    Form of Indemnity Agreement for directors and officers

10.2    (2)(3) Second Amended and Restated 1988 Stock Option Plan

10.3    (2)(3) 1992 Employee Stock Purchase Plan

10.4    (1)    Series A Preferred Stock Purchase Agreement dated August 10, 1988

10.5    (1)    Series B Preferred Stock Purchase Agreement dated July 21, 1989

10.6    (1)    Series C Preferred Stock Purchase Agreement dated January 15,
               1990

10.7    (1)    Master Lease and Warrant Agreement with Equitec Leasing Company and Warrant dated January 18, 1990

10.8    (8)    Preferred Stock Purchase Agreement with Crescent Real Estate
               Equities Limited Partnership dated April 26, 1996

10.9    (1)    Series D Preferred Stock Purchase Agreement dated April 17, 1991

10.10   (5)    Amendment No. 1 dated September 3, 1993 to the Business Loan
               Agreement dated September 3, 1993.

10.11   (5)    Amendment No. 2 dated November 15, 1993 to the Business Loan
               Agreement dated September 3, 1993.

10.12   (1)    Amendment dated December 1, 1992 to Preferred Stock Purchase
               Agreements

10.13   (4)    Business Loan Agreement dated September 3, 1993 with Bank of
               America National Trust and Savings Association

10.14   (5)    Amendment No. 4 dated March 31, 1995 to the Business Loan
               Agreement dated September 3, 1993

INDEX TO FORM 10-Q EXHIBITS continued

EXHIBIT
NO.                            DESCRIPTION
---                            -----------

10.15   (5)    Amendment No. 3 dated April 27, 1994 to the Business Loan
               Agreement dated September 3, 1993

10.16   (6)    Loan and Security Agreement dated December 20, 1995 with
               Silicon Valley Bank

10.17   (6)    Third Party Security agreement dated December 20, 1995
               between Silicon Valley Bank and Moffett Design Corporation


10.18   (6)    Warrant to Purchase up to 75,000 Shares of the Company's
               Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19   (6)    Common Stock Purchase Warrant to Purchase 100,000 Shares of
               the Company's Common Stock issued to Bain & Company, dated
               December 15, 1995

10.20   (6)(3) Employment Offer Letter to Robert Ferngren dated November
               9, 1995

10.21   (9)(3) Amendment dated July 29, 1996 to Employment Offer Letter to Robert Ferngren

10.22   (10)(3)Severance Agreement with Charles A. Lynch dated July 18,
               1996

10.23   (10)(3)Severance Agreement with David Anderson dated July 18,
               1996

10.24   (10)(3)Severance Agreement with Tim G. O'Shea dated July 18, 1996

10.25   (10)(3)Severance Agreement with Joan M. Miller dated July 18,
               1996

10.26   (11)(3)Employment Offer Letter to David E. Pertl dated January
               24, 1997

10.27   (11)(3)Employment Offer Letter to Everett F. Jefferson dated
               January 30, 1997

10.28   (11)(3)Amendment to Employment Offer Letter to Everett F.
               Jefferson dated February 10, 1997

10.29   (11)   Loan Modification Agreement dated November 27, 1996 with
               Silicon Valley Bank

10.30   (11)(3)Severance Agreement with Tina Freedman dated March 13,
               1997

10.31   (12)   Agreement of Sale and Purchase dated April 2, 1997 with RUI
               One Corp.

10.32   (12)   Amendment to Loan and Security Agreement dated July 9, 1997 with Silicon Valley Bank

11.1           Computation of Net Loss per Share

27      (7)    Financial Data Schedule

--------------------

(1) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit
      3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.
(2) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.
(3) Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 26, 1993.
(5) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 19, 1995.
(6) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7)   Included in EDGAR filing only.
(8) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996.
(9) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 16, 1996.
(10) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.
(11) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1996.
(12) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 1997.