Form 10-K
period 1997-12-28
FRESH CHOICE INC
filed 1998-03-27
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on February 27, 1998 was $10,745,134. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at February 27, 1998 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of February 27, 1998 was 5,682,193.

                       DOCUMENTS INCORPORATED BY REFERENCE

                          Documents                        Form 10-K Reference
                          ---------                        -------------------

(1)  Proxy Statement for the Annual Meeting of
     Stockholders scheduled for May 21, 1998                     Part III

                               FRESH CHOICE, INC.

                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                                   Page
                                                                                    No.

PART I...............................................................................3

Item 1.  BUSINESS.....................................................................3
Item 2.  PROPERTIES..................................................................14
Item 3.  LEGAL PROCEEDINGS...........................................................14
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................15

PART II..............................................................................15

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................................15
Item 6.   SELECTED FINANCIAL DATA....................................................16
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................................16
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................26
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE........................................26

PART III.............................................................................27

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................27
Item 11.  EXECUTIVE COMPENSATION.....................................................27
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............27
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 27

PART IV..............................................................................28

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........28

SIGNATURES...........................................................................48

INDEX TO FORM 10-K EXHIBITS..........................................................49

FORM 10-K EXHIBITS

                                     PART I


      Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business - Business Risks". In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.


ITEM 1. BUSINESS.

      As of February 27, 1998, the Company operated 53 restaurants in California
(43), the state of Washington (5) and Texas (5) under the names "Fresh Choice" and "Zoopa." Fresh Choice and Zoopa restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta, hot baked potatoes, soups, fresh breads and muffins, frozen yogurt and other desserts, offered in a limited-service format. The Company's goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and value appeal of traditional buffet restaurants.

      The restaurants use only fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered a minimum of four days per week to each restaurant, and all menu items are prepared on-site daily. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in exhibition-style cooking areas throughout the day. Guests make their selections at various arcades including a salad arcade, a soup, baked potato and hot pasta arcade, a muffin, breads and bakery goods arcade, and a fresh fruit, frozen yogurt and specialty dessert arcade.

      The Company believes that it provides its guests an excellent price/value relationship by offering unlimited servings for a current fixed price of $5.99 to $6.19 at weekday lunch and $7.39 to $7.49 at dinner, plus the cost of a beverage. The Company's wide variety of high-quality food and attractive prices are designed to appeal to a broad range of guests, including families, business professionals, students and senior citizens. In addition, the Company believes the concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

      The Company views its commitment to its employees or crewmembers as critical to its long-term success. The Company depends on a high rate of repeat business, and views the quality of its crewmember interaction with guests as an important element of its strategy. By providing extensive training and competitive compensation, the Company seeks to foster a strong corporate culture and encourage a sense of personal commitment from crewmembers at all levels. The Company believes that its strong culture helps it attract and retain highly-motivated crewmembers who provide its guests with a level of service superior to that traditionally associated with self-service restaurants.

      The Company acquired the Zoopa trade name and three Zoopa restaurants and opened an additional two new Zoopa restaurants during fiscal 1997, and has plans to open additional restaurants in fiscal 1998. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating and advertising efficiencies, enhance brand-name recognition, and discourage competition.

      In December 1992, the Company completed an underwritten initial public offering of 1,112,500 shares of its Common Stock, with net offering proceeds of $12,719,000. Stockholders of the Company sold 612,500 shares in this offering.

      In July 1993, the Company sold 850,000 shares of its Common Stock in an underwritten public offering, with net proceeds to the Company of $19,609,000. Stockholders of the Company sold 525,000 shares in the same offering.

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

      In September, 1996 the Company sold 1,187,906 shares of its Series B Non-Voting Convertible Preferred Stock to Crescent Real Estate Equities Limited Partnership ("Crescent") for $4.63 per share receiving net proceeds of approximately $5,175,000 in a private offering. Crescent and/or its assignees also has an option to purchase up to 593,953 shares of Series C Non-Voting Convertible Preferred Stock at a price of $6.00 per share during a period of three years.

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


STRATEGY

      The Company's objective is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual dining restaurants with the convenience and value appeal of traditional buffet restaurants. Each element of the Company's strategy is designed to exceed guests' expectations, encourage repeat business, and establish a significant presence in each of its targeted markets. The key elements of the Company's strategy include the following:

      Fresh, Healthy, High-Quality Food. The Company is committed to using only fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered a minimum of four days per week to each restaurant, and all menu items are prepared on-site daily. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in separate exhibition-style cooking areas throughout the day. The Company maintains stringent quality standards in identifying, purchasing and preparing fresh food and ingredients.

      Extensive Food Selection. The restaurant's broad selection of food offerings is designed to appeal to a wide range of guests. Each restaurant features a selection of specialty salads daily, prepared from recipes developed by the Company, as well as salad ingredients and a variety of dressings that allow guests to create their own salads. Each restaurant also offers a selection of freshly-prepared soups, hot Sizzlin' Pan pasta dishes, hot breads, muffins and other bakery goods, baked potatoes, fruits, frozen yogurt and other desserts.

      Excellent Price/Value Relationship. The Company believes its pricing strategy for unlimited servings offers an excellent price/value alternative to other casual dining restaurants. Discounts are provided for young children and senior citizens through the Company's Master Club(TM).

      Commitment to Guest Service. The Company is committed to providing its guests with a level of service superior to that traditionally associated with limited-service restaurants. The Company devotes substantial attention and resources to maintaining the cleanliness and consistent high-quality presentation of the salad bar and other exhibition cooking areas in order to enhance the visual appeal of the Company's offerings. Fresh Choice depends upon a high rate of repeat business, and views the quality of its crewmember interaction with guests as critical to its long-term success. By providing extensive training and competitive compensation, the Company believes it fosters a strong corporate culture and encourages a sense of personal commitment from crewmembers at all levels.

      Distinctive Design and Decor and Casual Atmosphere. The Company devotes significant resources to the design and decor of its restaurants. The restaurants have a flexible design which can accommodate a variety of available sites. The Company's new restaurant design and decor incorporated into its new Zoopa restaurants and the current Fresh Choice restaurants remodel plan, uses an interior design that is in the style of an open-air international marketplace, like a farmer's market. The food is displayed in colorful arcades with fun and distinctive signage segregating each arcade section.

      Restaurant Locations. The Company's site selection strategy is generally to cluster its restaurants in each of its target markets in order to realize operating and marketing efficiencies, enhance brand-name recognition, and discourage competition.


RESTAURANT ECONOMICS

      For the 52 weeks ended December 28, 1997, the 48 restaurants open throughout the entire period generated average net sales of approximately $1,439,000 and average cash flow, after occupancy expenses, of approximately $179,000 or 12.5% of net sales. During fiscal 1997, the Company opened two Zoopa restaurants in Texas at an average cash cost of $1,275,000, not including pre-opening expenses.


CONCEPT AND MENU

      Each Fresh Choice and Zoopa restaurant features a salad bar offering signature specialty tossed and prepared salads with an extensive choice of salad ingredients and dressings. All specialty tossed salads and specialty prepared salads are clearly marked, and low-fat and fat-free items are prominently identified. Throughout the day several crewmembers maintain the salad bar and replenish individual salads and ingredients from the opposite side of the salad bar, minimizing interference with guests. Separate exhibition-style arcades offer fresh soups, hot pasta dishes, baked potatoes, hot breads, muffins and other bakery goods, fresh fruits, frozen yogurt and other desserts. During peak hours, each guest is escorted to his or her table. Each guest may obtain unlimited refills of all food dishes, soft drinks, lemonade, coffee and tea. The Company is also actively improving the aesthetic appeal of its restaurants by enhancing the merchandising of many of the fresh products used daily in the arcades to create a more inviting, warm, and visually abundant atmosphere.

      The Company has developed proprietary recipes for a broad assortment of specialty salads, soups, pasta sauces, and muffins. In each product category, the restaurants offer several standard dishes daily, and rotates additional offerings to provide variety for the Company's many repeat guests. Each category also contains daily offerings that are particularly low in fat. Because the restaurants utilize a broad variety of produce and other ingredients in its dishes and is not overly dependent on any individual recipe, it is able to substitute dishes and ingredients in the event that weather conditions or supply factors lead to high prices or shortages of particular produce items or other ingredients. The Company believes that the flexibility of its menu allows it to accommodate regional tastes.

      Salads. The restaurants offer signature specialty tossed salads and specialty prepared salads, each of which is made from recipes created by the Company, and salads made by the guest from a broad assortment of salad ingredients. The salad bar in each restaurant features specialty tossed salads that are prepared exhibition-style and are rotated frequently.

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

      Soups. The restaurants offer a variety of soups daily selected from among its more than 30 soup recipes. All soups are prepared on-site utilizing fresh produce and other high-quality ingredients, and include low-fat and non-fat selections.

      Pasta. The restaurants offer Sizzlin' Pan Pasta, a line of pan-sauteed pasta recipes prepared for guests continually throughout the day. Recipes feature high-quality pastas, sauteed in olive oil, garlic, and white wine with fresh herbs, vegetables, and meats. Individual pastas and sauces are still offered on a daily basis, in addition to Sizzlin' Pan Pasta dishes.

      Muffins and Breads. The restaurants offer a variety of muffins daily, including a low-fat muffin, selected from among its more than 30 muffin recipes. All muffins are baked in the exhibition bakery area and are replenished frequently to ensure warmth and freshness. The restaurants also offer a variety of freshly-baked breads, including sourdough french bread, harvest bread and herbed bread sticks.

      Desserts. The restaurants offer an assortment of desserts, including fresh fruits, bread pudding, tapioca, chocolate pudding, frozen yogurt, fruit cobblers, and a triple chocolate decadence brownie.

      Beverages. The restaurants offer an assortment of fruit juices, fresh lemonades and flavored iced teas. Fresh Choice also offers sodas and sparkling waters, and in most restaurants, beer and wine. Refills of juices, lemonade, soft drinks, coffee and tea are provided at no extra cost.


GUEST SERVICE

      The Company is committed to providing a superior level of service in order to distinguish itself from traditional self-service restaurants. During peak hours, guests are escorted from the salad bar to a table. Crewmembers are in the dining area during meal hours to provide follow-on beverage service, to clean and bus tables, and to attend to other guest needs.

      The Company devotes substantial attention and resources to maintaining the cleanliness and consistent high-quality presentation of the salad bar and other exhibition cooking areas in order to enhance the visual appeal of the Company's food offerings. The restaurant's crewmembers are present behind the salad bar and in the exhibition cooking areas to replenish and replace food offerings, to answer guest questions, and to assist guests in serving themselves. All personnel in each restaurant are required to maintain a high standard of dress and grooming.

      The Company actively solicits guest input through the use of comment cards prominently displayed in several areas in each restaurant, and attempts to respond in writing to all guest complaints and suggestions.

RESTAURANT DESIGN

      The Company's restaurants employ a 60-foot salad bar, with the cash registers placed at the end of the salad bar in most of the restaurants before the guest has access to the other food service areas. A few of the Company's restaurants, including its new Zoopa restaurants, have been designed so that the cash registers are positioned toward the front of the restaurant to provide guests with direct access to the various food service areas. The Company opened two new Zoopa restaurants in Texas in December, 1997. These restaurants incorporate an open, colorful, fun, brighter, more inviting decor package and a more efficient layout. The new decor has been incorporated into the Company's ongoing remodel plans.

      The Company's restaurants typically range from 5,500 to 7,400 square feet, seating from 160 to 240 guests. Many of the Company's restaurants provide limited outdoor seating. The flexible design of the restaurants enables the Company to take advantage of a broad range of available sites.


REMODELING

      Remodeling is an integral part of the Company's strategic plan. Restaurants typically require remodeling every five to seven years. The Company has incorporated many of the design elements of its new Zoopa restaurants into its remodeling plans for 1998. Ten to thirteen restaurants are scheduled to be remodeled in 1998 at an expected total cost of approximately $2,000,000. Future remodel plans will be developed based upon an evaluation of the results of these remodels.


SITE SELECTION

      To date, the Company has located its restaurants in regional malls, strip centers and freestanding locations. The Company considers the location of each restaurant to be critical to its long-term success, and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on market area demographics, target population density, household income levels and daytime traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume, and the availability of adequate parking. The Company also reviews potential competition and guest activity at other restaurants operating in the area. The Company believes that its flexibility in utilizing its different restaurant layouts gives it a competitive advantage in selecting sites. The Company requires approximately six to twelve months after identifying a site to complete negotiation of a lease and construct and open a new restaurant. While the Company currently leases most of its restaurant sites and expects to lease virtually all of its sites in the future, it may purchase one or more sites for construction of new restaurants if available on acceptable financial terms. Currently, the Company owns land and buildings at two of its restaurant sites and owns buildings on leased land at seven others.


EXPANSION STRATEGY

      The Company opened two new Zoopa restaurants in December, 1997 in San Antonio and Houston, Texas and currently intends to open four to six additional restaurants in fiscal 1998. The Company's current expansion strategy is to fill in the Seattle, Washington market and to continue expansion in Texas, and then to expand its operations to other markets outside of California. In addition, the Company frequently reviews the operating performance and profitability of its restaurants, and to the extent they do not meet expectations for operating performance, restaurants will be evaluated for possible closure.

      By clustering restaurants, the Company seeks to benefit from advertising and operating efficiencies. In addition, clustering allows the Company to capture more of the available guest base and to discourage competition. To the extent that the Company continues to open new restaurants in clusters outside of its existing Northern California markets, the Company expects that these restaurants may benefit from certain volume purchasing discounts and operating efficiencies generally applicable to its Northern California restaurants.

      The Company currently leases most of its existing restaurants, and has no plans to offer franchises or to begin purchasing rather than leasing its restaurant sites on a regular basis.

      There can be no assurance that the restaurants will be successful outside the Company's existing Northern California markets, in locations where the Company has limited operating experience, where the weather is more seasonal, or where regional tastes and restaurant preferences may be different. In addition, the Company's ability to implement its expansion strategy will depend upon a variety of factors, including the selection and availability of suitable restaurant locations, the construction of new restaurants in a timely manner, the availability of capital to finance expansion, equipment costs and other factors, many of which are beyond the Company's control. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated, that those restaurants will be opened in a timely manner, or that, if opened, those restaurants will be operated profitably.


MARKETING AND PROMOTION

      The Company's marketing strategy in its existing markets is to increase unaided brand recall toward building top-of-mind awareness of the Fresh Choice or Zoopa brand resulting in increased usage among targeted consumers.

      The Company intends to utilize a high impact, high image creative message placed consistently in broad-reaching advertising mediums such as outdoor boards, transit stops and bus boards. In addition, the Company intends to continue to use targeted direct mail throughout the year. These tactics are designed to leverage both the high level of aided awareness that has been achieved by the brand and build an identifiable perception of Fresh Choice or Zoopa in the mind of the consumer. Additionally, by consistently providing a positive dining experience, the Company believes it benefits from significant word-of-mouth advertising.

      In new markets, the marketing strategy is to build brand name awareness where no or very low awareness exists. The Company intends to accomplish this through the use of appropriate local advertising mediums and creative messages. Prior to opening each new restaurant, the Company typically sponsors fund-raisers and pre-opening parties in the restaurant with local charities or schools to build community relationships and attract customers to the restaurant.


RESTAURANT OPERATIONS AND MANAGEMENT

      Management and Crewmembers. The Company has endeavored to establish a strong corporate identity and culture and to maintain quality and consistency in its restaurants through the careful training of personnel and the establishment of rigorous standards relating to food purchasing and preparation and maintenance of the serving areas and facilities. Responsibility for managing the Company's restaurant operations is currently shared by eight regional managers, who report to the President and CEO. Regional managers are generally responsible for five to eight restaurants.

      The management staff of a typical Fresh Choice restaurant consists of one general manager, two or three restaurant managers and one to two shift supervisors. The Company externally recruits most of its restaurant managers, virtually all of whom have prior restaurant management experience. All of the Company's current general managers have been promoted from restaurant managers. All newly-hired assistant managers participate in the Company's training course. Each restaurant also employs approximately 40 hourly crewmembers, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation and profitability of the restaurant. To enhance quality, service, cleanliness, maintenance and safety, the Company has developed detailed systems, procedures and controls with respect to labor and food cost standards, food preparation, planning and scheduling. The Company's culture emphasizes a sense of ownership and entrepreneurship. The Company maintains a variety of programs to reward excellent service and performance by each crewmember at the restaurant level. In addition to a competitive base salary, the Company has an incentive plan that rewards restaurant managers based upon restaurant operating performance.

      Food Purchasing. The Company has designed systems for determining order quantities and has developed preparation methods that together ensure freshness, maximize usage and minimize waste. Most food items are purchased on a centralized basis to ensure uniform quality and adequate supplies, and to obtain competitive prices. To the extent possible, the Company purchases pursuant to fixed-price, long-term contracts that are not subject to minimum quantity requirements. All produce is purchased from sources that have been pre-qualified to meet the Company's specifications. Produce is delivered directly to individual restaurants. At each restaurant, the management team is responsible for assuring that all deliveries meet the Company's guidelines regarding freshness and quality. The Company believes alternate sources are available for all products.

      Recipe Development. The Company's food development efforts focus on introducing compelling and innovative new recipes, as well as upgrading the flavor profiles and presentation standards of existing recipe favorites.

      The Company works with outside consultants on food and beverage market research and consumer trends. Seasonal and upscale produce items are rotated into the salad bar product mix to continue to have "the best salad bar in the business".

      Training and Support. The Company believes that its training programs have been successful in developing commitment to the Company, a consistent level of execution, and high-quality guest service. Upon joining Fresh Choice, each restaurant manager participates in a training course covering restaurant operations before assuming management responsibility. In addition, the Company creates and facilitates management and hourly crewmember workshops that apply to and support the Company's current goals and objectives.

      Information Systems. Each restaurant is equipped with a computer containing programs to perform crewmember timekeeping and daily cash and sales reporting. The automation of these important administrative responsibilities reduces the time spent by restaurant managers preparing daily reports of cash, deposits, sales, sales mix and guest counts, labor costs, and food waste. The computer systems at each restaurant are polled nightly by the corporate computer system for this information, which is then processed by the centralized cash and sales database. Reports are run and distributed automatically to regional managers each morning as well as compiled for executive management review. Payroll information is processed every two weeks at the restaurants and transmitted electronically to the corporate office, where the information is interfaced with the Company's outside payroll service.

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


TRADEMARKS AND SERVICE MARKS

      "Fresh Choice," "Zoopa" and "The Ultimate Soup & Salad Bar" are registered marks of the Company and the "Fresh Choice Masters Club" is pending with the United States Patent and Trademark Office. The Company is also pursuing federal registration of its logo. The Company's policy is to strenuously police the use of its marks and to oppose infringement of its marks.


EMPLOYEES

      As of February 27, 1998, the Company had approximately 2,400 employees or crewmembers. These included approximately 2,200 hourly restaurant crewmembers, of whom approximately 1,800 were part-time crewmembers, approximately 170 full-time restaurant managers and approximately 44 full-time corporate management and staff. None of the Company's crewmembers is represented by a labor union. The Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company as of March 14, 1998 are as follows:

          NAME                AGE                           POSITION
          ----                ---                           --------

Everett F. Jefferson           59          President, Chief Executive Officer and Director

David E. Pertl                 45          Vice President and Chief Financial Officer

Tim G. O'Shea                  50          Vice President, Marketing

Joan M. Miller                 46          Vice President, Human Resources

Tina E. Freedman               37          Vice President, Product Development and Purchasing


      Mr. Jefferson was elected President and Chief Executive Officer and as a director of the Company in February 1997. Mr. Jefferson has an extensive background in restaurant operations. From June 1996 to February 1997 Mr. Jefferson was an independent consultant. From June 1993 to June 1996 Mr. Jefferson was President and Chief Executive Officer of Cucina Holding, Inc., the operator of Java City coffee and bakery. From March 1990 to June 1993 he was an independent consultant and independent restaurant operator. From May 1987 to March 1990 he was President and Chief Executive Officer of Skipper's, Inc.. From May 1986 to April 1987 he was President of Kings Table, Inc. Earlier in his career Mr. Jefferson was Senior Vice President of operations for Pizza Hut, Inc. for five years and Regional Director of the Southeast and Caribbean for Saga Corporation for ten years.

      Mr. Pertl joined Fresh Choice in January 1997 as Vice President and Chief Financial Officer. Mr. Pertl was Vice President and Chief Financial Officer of Summit Family Restaurants, Inc., a publicly-held family style restaurant company from September 1989 until July 1996, when Summit was acquired. From September 1977 to September 1989 he held various financial positions with Ponderosa, Inc., including Senior Vice President and Chief Financial Officer from January 1987 to September 1989.

      Mr. O'Shea joined Fresh Choice in March 1996 as Vice President, Marketing. From July 1991 to March 1996 he was Vice President, Marketing for retail and foodservice products for W.R. Grace and Co., a food processor. Mr. O'Shea has over 25 years of experience in restaurant management and marketing including positions as Vice President of Foodservice Marketing for Culinary Brands, Inc. from January 1987 to June 1991 and Vice President and General Manager of the hotel foodservices division of Saga Corporation from October 1975 to January 1987.

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

      Recent Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit of $333,000 in 1997.

      Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales have continued to decline in each quarter through the end of 1997. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9% and 2.7% for fiscal years 1994, 1995, 1996 and 1997 respectively. There can be no assurance that comparable store sales will improve or that the Company will return to long-term profitability.

      Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold eleven restaurants to date, including three at the end of 1995, and eight in 1996. The Company has identified no further restaurants for closure. The Company opened one Fresh Choice restaurant in 1996 and in 1997, acquired the Zoopa trade name and three Zoopa restaurants and opened an additional two new Zoopa restaurants. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to continue its expansion, assuming its financial performance continues to improve, there can be no assurance that the Company will be able to continue expansion. The Company's ability to implement successfully its expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

      On a long-term basis, the Company intends to expand its operations in markets outside of California, assuming its financial performance continues to improve. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of February 27, 1998, the Company had opened or purchased seven restaurants in Texas, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the eleven restaurants closed or sold, two were in Texas, one was in the state of Washington, five were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

      Geographic Concentration. As of February 27, 1998, 43 of the Company's 53 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

      Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable store sales, which have been negative for four consecutive years, may continue to be negative.

      Dependence on Key Personnel. The success of the Company depends on the efforts of key management personnel. The Company's success will depend on its ability to motivate and retain its key crewmembers and to attract qualified personnel, particularly general managers, for its restaurants. The Company faces significant competition in the recruitment of qualified crewmembers.

      Restaurant Industry. The restaurant industry is affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends. The performance of individual restaurants, including the Company's restaurants, may be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and crewmember benefit costs, and the availability of experienced management and hourly crewmembers may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, and various federal, state and local governmental regulations, including those relating to the sale of food and alcoholic beverages. There can be no assurance that the restaurant industry in general, and the Company in particular, will be successful.

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

      Ability to Obtain Additional Financing. The Company intends to continue restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available bank line of credit. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.


ITEM 2. PROPERTIES.

      The Company currently owns both the land and buildings at two of its restaurant locations, and owns restaurant buildings on leased land at seven other locations. The Company leases all of its other restaurant locations, but may purchase future restaurant locations where it believes it is cost-effective to do so. The Company's restaurants are located in regional malls, strip centers, and freestanding locations.

      The Company's restaurants range from 5,500 to 7,400 square feet seating from 160 to 240 guests. Many of the Company's restaurants provide limited outdoor seating.

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

      The Company currently leases a separate facility for its executive headquarters pursuant to a lease which expires December 31, 2000. The Company believes that such facility is adequate for its office space requirements through fiscal 1998. If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS.

      On November 13, 1997, the settlement of a class action lawsuit filed in the United States District Court for the Northern District of California, San Jose division, naming the Company, certain of its directors, and current and former officers as defendants became final.

      The lawsuit had alleged that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Company's stock. The suit was purportedly brought on behalf of a class of purchasers of the Company's stock during the period from July 15, 1993 to December 15, 1994. On March 20, 1995, the plaintiffs filed an amended complaint, which added as defendants the co-lead underwriters of the Company's initial and secondary public offerings and three securities analysts employed by the underwriters. The amended complaint also expanded the alleged class period to include purchasers of the Company's stock during the period from December 8, 1992, to February 9, 1995. On December 7, 1995, the Court dismissed the amended complaint, with leave for further amendment. Plaintiffs filed a Second Amended Complaint on February 27, 1996. This complaint alleged that Fresh Choice and certain of its current and former officers and directors misrepresented or failed to disclose material facts about the Company's operations and financial results during the period from February 15,

1994 through February 9, 1995, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

      After the Company filed a motion to dismiss the Second Amended Complaint, the parties reached an agreement to settle the lawsuit in its entirety. The Court granted final approval of the settlement in an order filed on October 14, 1997. Pursuant to the terms of the agreement, the settlement became final 30 days later. The settlement was funded by insurance proceeds. The Company continues to deny all allegations in the lawsuit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Stock Information. Fresh Choice, Inc.'s common stock trades on the the Nasdaq Stock MarketSM under the Symbol: SALD. At February 27, 1998, 5,682,193 shares were owned by 393 stockholders of record. The following are the Company's common stock high and low closing sales prices for the fiscal years 1996 and 1997:

             1996                      High             Low
             ----                      ----             ---

         First Quarter                 6 5/8           5 1/2
         Second Quarter                8 1/4           6
         Third Quarter                 7 5/8           6
         Fourth Quarter                6               3 1/8

             1997                      High             Low
             ----                      ----             ---

         First Quarter                 4 1/2           3 3/8
         Second Quarter                4 1/8           2 15/16
         Third Quarter                 3 5/8           3 1/16
         Fourth Quarter                5 3/4           3 1/4


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

      On September 13, 1996, the Company sold to Crescent Real Estate Equities Ltd. ("Crescent") 1,187,906 shares of Series B Non-Voting Convertible Participating Preferred Stock ("Series B Preferred Stock"), and granted Crescent an option to purchase 593,953 shares of Series C Non-Voting Convertible

Participating Preferred Stock ("Series C Preferred Stock") (collectively, the "Stock") for an aggregate purchase price of approximately $5.5 million, or $4.63 per share of Series B Preferred Stock pursuant to a Preferred Stock Purchase Agreement dated April 26, 1996. The Series B Preferred Stock is convertible into Series A Voting Convertible Participating Preferred Stock ("Series A Preferred Stock") at any time at the option of the holder, and the Series A, Series B and Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder. The Company offered and sold the Stock to Crescent, a sophisticated investor who purchased such shares for investment purposes, as transactions not involving a public offering pursuant to the exemption from registration provisions of Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA.

      A five-year summary of selected financial data follows:


 (Dollars in thousands,                        December 28,    December 29,    December 31,    December 25,   December 26,
   except per share data)                          1997            1996            1995            1994            1993
                                               ------------    ------------    ------------    ------------   ------------

Net sales                                      $     72,978    $     76,691    $     84,280    $     76,969   $     53,633

Operating income (loss)                                 219          (1,818)        (30,321)          4,666          4,642

Net income (loss)                                       333          (2,001)        (27,796)          3,198          3,054

Basic net income (loss) per share                      0.06           (0.36)          (5.05)           0.59           0.63

Diluted net income (loss) per share                    0.05           (0.36)          (5.05)           0.58           0.60

Total assets                                         35,608          37,166          37,306          58,528         52,672

Working capital (deficiency)                         (3,830)         (2,726)         (8,912)          2,997         17,160

Long-term debt and capital lease
  obligations, including current portion                118             208             615             879          1,306

Stockholders' equity                           $     26,318    $     25,916    $     22,291    $     49,336   $     45,210

Number of restaurants open
  at end of year                                         53              48              55              51             36


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business - Business Risks". In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

RESULTS OF OPERATIONS

      Fresh Choice, Inc. operates limited-service restaurants offering specialty and traditional salads, hot pasta, hot baked potatoes, soups, breads, muffins, frozen yogurt and other desserts. The Company operated 53 restaurants at December 28, 1997, 48 restaurants at December 29, 1996 and 55 restaurants at December 31, 1995. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1997 and 1996 each contained 52 weeks whereas fiscal year 1995 contained 53 weeks. The additional week in 1995 did not have a significant effect on the Company's results of operations.

      As of December 28, 1997, the Company had substantially completed a restructuring plan previously announced at the end of 1995. In connection with its restructuring plan, the Company closed or sold eleven restaurants, three in 1995 and eight in 1996, and curtailed restaurant expansion. The Company returned to profitability in 1997, reporting net income of $333,000, after incurring net losses of $2,001,000 in 1996 and $27,796,000 in 1995 (including a $23,932,000 restructuring and asset impairment charge). The Company also resumed restaurant expansion in 1997, purchasing three restaurants in the Seattle, Washington market and building two restaurants in Houston and San Antonio Texas.

      After opening its first restaurant in 1986, Fresh Choice expanded steadily, its early growth driven by the strong unit economics of its restaurants. The Company operated 22 restaurants at the time of its initial public offering in December 1992. With $12,719,000 in net proceeds from its initial offering and an additional $19,609,000 in net proceeds from a secondary offering in July 1993, the Company accelerated its growth, opening 14 new restaurants in 1993 (including its first two restaurants outside of California), 15 new restaurants in 1994 (including seven restaurants outside of California), seven restaurants in 1995 (of which two are located outside of California). The Company opened a number of locations which did not reach anticipated sales levels, while at the same time, the Company experienced unanticipated declines in sales at its restaurants, resulting in part from increased competition in the casual/family dining sector and greater than expected cannibalization of its existing restaurants. The Company's profitability began to decline in the second half of 1994, and the Company reported its first operating loss in the fourth quarter of 1994. The Company reported an additional operating loss for 1995. In 1995, after an analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants. The Company recorded a $23.9 million restructuring charge in 1995 in connection with the plan. At year end 1995, the Company closed three restaurants.

      The Company continued to incur an operating loss for 1996. As of year end 1996, the Company had closed or sold eleven restaurants including the sale of two restaurants and the closure of a third restaurant in the Washington, D.C. market.

      During 1997 the Company successfully introduced a number of cost control programs which resulted in the Company reporting a modest profit of $333,000 in 1997. The Company closed no additional restaurants in 1997 and has identified one restaurant for closure as of February 27, 1998. This restaurant is planned to close at the expiration of its lease term and its closure is not expected to have a material impact on the Company's financial position.

      The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the year:


(Dollars in thousands)                                       1997                      1996                       1995
                                                     ---------------------    ----------------------     ----------------------

NET SALES                                            $ 1,457       100.0 %    $ 1,451        100.0 %     $ 1,506        100.0 %
COSTS AND EXPENSES:
       Cost of sales                                     389        26.7 %        399         27.5 %         412         27.4 %
       Restaurant operating expenses:
            Labor                                        450        30.9 %        470         32.4 %         489         32.5 %
            Occupancy and other                          440        30.2 %        436         30.0 %         468         31.0 %
       Depreciation and amortization                      62         4.2 %         63          4.3 %         102          6.8 %
       General and administrative expenses               112         7.7 %        134          9.4 %         149          9.9 %
       Gain on sale of restaurants                      --            -- %         (8)        (0.6)%         --            -- %
       Restructuring and asset impairment expenses      --            -- %         (9)        (0.6)%         428         28.4 %
                                                     -------------------      ----------------------     ----------------------
            Total costs and expenses                   1,452        99.7 %      1,485        102.4 %       2,048        136.0 %
                                                     -------------------      ----------------------     ----------------------
OPERATING INCOME (LOSS)                              $     4         0.3 %    $   (34)        (2.4)%     $  (542)       (36.0)%
                                                     ===================      ======================     ======================
Average restaurants open                                50.1                     52.8                       56.0
                                                     ----------               -----------                ------------


        The following table sets forth items in the Company's statements of operations as a percentage of sales:

(Dollars in thousands)                                         1997                     1996                       1995
                                                      ---------------------    ---------------------      ---------------------
NET SALES                                             $  72,978       100.0 %  $  76,691       100.0 %    $  84,280       100.0 %

COSTS AND EXPENSES:
       Cost of sales                                     19,480        26.7 %     21,107        27.5 %       23,059        27.4 %
       Restaurant operating expenses:
            Labor                                        22,566        30.9 %     24,853        32.4 %       27,375        32.5 %
            Occupancy and other                          22,041        30.2 %     23,021        30.0 %       26,163        31.0 %
       Depreciation and amortization                      3,082         4.2 %      3,336         4.3 %        5,731         6.8 %
       General and administrative expenses                5,590         7.7 %      7,089         9.4 %        8,341         9.9 %
       Gain on sale of restaurants                         --            -- %       (446)       (0.6)%         --            -- %
       Restructuring and asset impairment expenses         --            -- %       (451)       (0.6)%       23,932        28.4 %
                                                      ---------------------    ---------------------      ---------------------
            Total costs and expenses                     72,759        99.7 %     78,509       102.4 %      114,601       136.0 %
                                                      ---------------------    ---------------------      ---------------------
OPERATING INCOME (LOSS)                                     219         0.3 %     (1,818)       (2.4)%      (30,321)      (36.0)%
       Interest income                                      166         0.2 %         77         0.1 %           53         0.1 %
       Interest expense                                     (52)         -- %       (260)       (0.3)%         (183)       (0.2)%
                                                      ---------------------    ---------------------      ---------------------
       Interest income (expense), net                       114         0.2 %       (183)       (0.2)%         (130)       (0.1)%
                                                      ---------------------    ---------------------      ---------------------
INCOME (LOSS) BEFORE INCOME TAXES                           333         0.5 %     (2,001)       (2.6)%      (30,451)      (36.1)%
       Provision for (benefit from) income taxes           --            -- %       --            -- %       (2,655)       (3.2)%
                                                      ---------------------    ---------------------      ---------------------
NET INCOME (LOSS)                                     $     333         0.5 %  $  (2,001)       (2.6)%    $ (27,796)      (33.0)%
                                                      =====================    =====================      =====================

      Net Sales. In 1997, net sales declined $3.7 million, or 4.8%, to $73.0 million. Eight restaurants closed or sold in 1996 accounted for a $5.9 million decline in sales. Lower guest counts, offset partially by a higher average check, at the Company's 47 comparable restaurants accounted for an additional $2.1 million decline in sales. Five new restaurants in 1997 and one new restaurant in 1996 contributed incremental sales of $4.3 million.

      In 1996, net sales declined $7.6 million, or 9.0%, to $76.7 million. Eight restaurants closed or sold in 1996 and three restaurants closed in 1995 accounted for a $4.5 million decline in sales. Lower guest counts, partially offset by a higher average check, at the Company's 43 comparable restaurants accounted for an additional $4.8 million decline in sales. One new restaurant in 1996 and four of the seven new restaurants in 1995 contributed $1.7 million in incremental sales. In 1996, the Company closed three restaurants opened in 1995.

      The Company utilizes an 18-month basis for reporting comparable store sales which management believes represents a more realistic indication of the business trends. On this basis, comparable store sales decreased 2.7% in 1997, 5.9% in 1996 and 15.3% in 1995. Guest counts declined 6.8% in 1997, 10.8% in
1996 and 12.0% in 1995.

      Cost of Sales. Cost of sales (food and beverage costs) were 26.7% in 1997 compared to 27.5% and 27.4% in 1996 and 1995, respectively. The reduction in food cost as a percentage of sales in 1997 was primarily the result of food programs implemented in the restaurants which better managed the restaurant product rotation while maintaining a quality offering to the guest and an increase in the average check. In 1996, the Company's food program focused on upgrading the quality of its products, introducing new recipes and upgrading existing recipes based on market research and consumer trends. Although food cost per guest increased in 1996, a higher average check following the introduction of a one-price system and elimination of certain discount programs offset most of the higher food costs per guest resulting in food costs which remained approximately flat, as a percentage of sales, with 1995.

      Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 61.1%, 62.4% and 63.5% of net sales in 1997, 1996 and 1995, respectively. A reduction of approximately 1.5% of sales in labor primarily accounted for the improved relationship of restaurant operating expenses to net sales in 1997. The reduction resulted from reduced restaurant level bonus payouts from the Company's 1997 bonus plan, which ties bonus payouts to achieving planned profit, from improved labor controls, including the introduction of a revised hourly labor matrix, implemented at the restaurants in 1997 and from a higher average check. In 1996, the relationship of restaurant operating expenses to net sales improved by approximately 1.0% of sales due to the absence of non-recurring charges related to the Company's curtailment of restaurant expansion in 1995 and implementation of its restructuring plan.

      Depreciation and Amortization. Depreciation and amortization expenses were 4.2% and 4.3% of sales in 1997 and 1996, respectively, compared to 6.8% of sales in 1995. In both 1997 and 1996, a decline in start-up cost amortization related to fewer new restaurant openings and a reduction in depreciation from asset write-offs at eleven closed or sold restaurants and impairment of assets at other restaurants contributed to the decline in depreciation and amortization expenses.

      General and Administrative Expenses. General and administrative expenses were 7.7%, 9.4% and 9.9% of sales in 1997, 1996 and 1995, respectively. General and administrative expenses declined $1,499,000 in 1997 as a result of continued controls over spending and staffing and the absence of costs related to strategic consulting and other corporate matters. In 1996, general and administrative expenses declined $1,252,000 as a result of a non-recurring charge of $728,000 in 1995 for executive corporate crewmember severance payments (related to the Company's change in management and curtailment of its restaurant expansion) and effective cost controls introduced in 1995 which kept general and administrative expense in line with the Company's lower sales.

      Gain on Sale of Restaurants. In 1996, the Company sold two of its three restaurants in the Washington, D.C. market and closed the third restaurant which was previously identified for closure under the 1995 restructuring plan. The Company received $750,000 for the sale of the two restaurants and recorded a gain of $446,000. In addition, the Company entered into an agreement not to compete in the Washington, D.C. and Baltimore markets for a period of four years. The Company had previously recorded an impairment reserve at each of the restaurants in connection with the Company's 1995 restructuring plan. The Company has a reserve for the one closed restaurant for the estimated cash costs related to the settlement of the lease obligation. The Company assumed contingent liabilities in connection with assignment agreements on the two sold restaurants and is currently negotiating a lease settlement with the landlord of the closed restaurant.

      Restructuring and Asset Impairment Expenses. In December 1995, after an analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The Company's profitability had declined in the second half of 1994, and the Company reported its first operating loss in the fourth quarter of 1994 and additional operating losses for each quarter of 1995.

      The restructuring plan announced in December 1995 called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants. The Company based its reserve analysis on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" which establishes standards to identify and measure impairment of long-lived assets. Management believes the Company's adoption of SFAS No. 121 concurrent with the Company's development of a restructuring plan did not alter the amount or components of the plan and, as a result, the adoption of the accounting standard did not have a material impact on the Company's financial position or operations.

      In 1995, the Company recorded a $23,932,000 restructuring charge in connection with the plan which consisted of three parts: (1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to a write-down of assets to fair market value at the seven restaurants identified for closure and $10,353,000 related to a write-down to fair market value at 13 other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

      During 1996, the Company closed six of the seven restaurants identified for closure. The Company decided not to close the seventh restaurant based on its improved operating performance and reversed $451,000 in 1996 of the previously recorded restructuring expense which related primarily to anticipated cash payments to close the restaurant and settle the lease obligation. The Company reversed an additional $1,618,000 in 1996 of the previously recorded restructuring expense due primarily to lower than estimated cash payments to settle lease obligations at five of the six closed restaurants. The Company attributed the lower than estimated cash payments to better than expected real estate markets which enabled landlords to locate new tenants for the closed locations. The Company negotiated cash payments to landlords to settle the lease obligations for four of the closed restaurants, assumed a contingent liability in connection with a sublease agreement for the fifth closed restaurant, and is negotiating for a lease settlement with the landlord for the sixth closed restaurant. As of December 28, 1997, the 1995 restructuring reserve balance consisted primarily of the estimated cash costs to settle the lease obligation on the sixth closed restaurant. During 1997, the Company reversed an additional $732,000 of the previously-recorded restructuring expense based on updated estimates of the costs to resolve the final lease obligation. The Company believes the balance at December 28, 1997 is adequate to cover the remaining costs to be incurred in connection with the lease obligation.

      During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded a $1,618,000 restructuring charge for two of the restaurants which consisted of
(1) a $650,000 non-cash charge for the write-down of assets to fair market value at one restaurant that was not previously impaired and (2) a $968,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations for both restaurants. The Company closed both restaurants during 1996 and reached a settlement with the landlord for the lease obligation for one restaurant in 1996 and for the other restaurant in 1997. As of December 28, 1997, the Company had no remaining obligations related to the closure of the two restaurants and reversed $282,000 in 1997 of the previously recorded restructuring expense due primarily to lower than estimated cash payments to close the restaurants and settle the lease obligations. The Company closed a third restaurant in 1996 which did not require a cash settlement with the landlord for lease obligations. The Company had partially impaired the restaurant's assets in connection with its 1995 restructuring charge and charged its remaining net assets to operations at the time the restaurant closed. In addition, the Company sold two restaurants in 1996 in the Washington D.C. market for $750,000 and recorded a gain of $446,000. The Company had previously recorded a partial asset write-down for both of the restaurants in connection with its restructuring reserve recorded at the end of fiscal 1995. The Company is contingently liable under the assigned lease agreements on the two restaurants.

      The Company closed no restaurants in 1997 and has identified one restaurant for closure as of February 27, 1998. The restaurant is planned to close at the expiration of its lease term and its closure is not expected to have a material impact on the Company's financial position. In 1997, the Company recorded a $1,014,000 impairment charge for one other restaurant in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company estimated fair value for the restaurant's assets was based on the present value of expected future cash flows at the restaurant.

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

      Of the eleven restaurants closed by the Company, six restaurants were outside the Company's core California market. Three closed restaurants in the Washington D.C. market, including the two restaurants which were sold, were in Columbia, Maryland, Arlington, Virginia and Fairfax, Virginia. Two closed restaurants were in Dallas, Texas and one closed restaurant was in Federal Way in the state of Washington. The five California restaurants were in San Francisco, Menlo Park, Los Angeles, Palm Desert, and Fresno, California. The Company had opened three of the closed restaurants in 1995, six in 1994, one in 1993 and one in 1992.

      Interest Income. Interest income was $166,000 in 1997, $77,000 in 1996 and $53,000 in 1995. In 1997 and 1996, the Company invested the excess proceeds from its September 1996 sales of series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds. The Company invested the excess proceeds pending their designated use to build or purchase new restaurants, remodel existing restaurants, upgrade information systems or increase working capital. In 1995, the Company had invested the balance of funds from its 1992 initial public offering and its 1993 secondary offering in tax-exempt municipal securities. The Company sold the balance of the investments during 1995 to finance the construction of one new restaurant.

      Interest Expense. Interest expense was $52,000 in 1997, $260,000 in 1996 and $183,000 in 1995. Interest expense consists primarily of fees and interest related to the Company's short-term line of credit facility and capital lease obligations for equipment leases. Interest expense decreased in 1997 as the Company paid down its remaining capital lease obligations. In 1996, the Company financed the construction of one restaurant through line of credit borrowings. The Company's only long-term debt during the three year period consisted of a site construction note which is included in other long-term liabilities and capital lease obligations.

      Provision for Income Taxes. In 1997, the Company offset currently taxable income with available net operating losses carryforwards and, as a result, recorded no tax provision for its operating income. The Company recorded no tax benefit from its operating loss in 1996 due to valuation allowances against its net deferred tax assets. In 1995, the Company computed the tax benefit on its operating loss at an 8.7% effective tax rate which varies from the expected 40.1% combined Federal and state statutory rate. The valuation allowance as well as lost state carryforwards account for the variance between the Company's effective tax rate and the statutory rate each year. The Company is maintaining a full valuation allowance against any unused deferred tax assets, including its remaining net operating loss carryforwards, until it becomes more likely than not, in management's assessment, that the deferred tax assets will be realized.

QUARTERLY INFORMATION

      The following table sets forth certain quarterly results of operations for 1997 and 1996:


                                        Year Ended December 28, 1997                      Year Ended December 29, 1996
                                ---------------------------------------------     ---------------------------------------------
(Dollars in thousands,          First 12     Second 12   Third 12     Last 16     First 12     Second 12   Third 12     Last 16
   except per share data)         Weeks        Weeks       Weeks       Weeks        Weeks        Weeks       Weeks       Weeks
                                ---------------------------------------------     ---------------------------------------------

Net sales                       $ 16,106     $ 17,379    $ 18,334    $ 21,159     $ 18,061     $ 18,793    $ 18,644    $ 21,193

Operating income (loss)             (696)         200       1,030        (315)        (795)         158         396      (1,577)

Net income (loss)                   (649)         233       1,065        (316)        (866)          95         329      (1,559)

Basic net income (loss)
   per share*                   $  (0.11)    $   0.04    $   0.19    $  (0.06)    $  (0.16)    $   0.02    $   0.06    $  (0.28)

Shares used in computing
   basic per share amounts         5,661        5,663       5,669       5,672        5,584        5,587       5,646       5,652

Diluted net income (loss)
   per share*                   $  (0.11)    $   0.03    $   0.16    $  (0.06)    $  (0.16)    $   0.02    $   0.06    $  (0.28)

Shares used in computing
   diluted per share amounts       5,661        6,854       6,860       5,672        5,584        5,648       5,664       5,652

Number of restaurants                 48           51          51          53           54           53          51          48
   open at end of quarter

* The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year


      The Company's restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and restaurant operating income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and by restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Because of recent operating losses, restaurant closures in 1996, the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter cannot be relied upon as indicative of the results that may be achieved for a full fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital requirement has been for the expansion of its restaurant operations which the Company has traditionally financed with funds from equity offerings, cash flow from operations, landlord allowances, equipment leases and short-term bank debt. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

      As of December 28, 1997, the Company had incurred cash costs of approximately $2.7 million in connection with restaurant closures and the related settlements of lease obligations under its restructuring plan announced at the end of 1995. The Company closed three restaurants in 1995 and closed or sold eight restaurants in 1996. The Company has one previously closed restaurant for which it is negotiating a settlement of the lease obligation and believes the restructuring reserve balance of $0.7 million at December 28, 1997 is adequate to cover the estimated cash costs to settle this one remaining lease obligation.

      At December 28, 1997 the Company had a $5,000,000 bank line of credit which expires in May 1998. Borrowings bear interest at the prime rate (8.5% at December 28, 1997) plus 1%. Borrowings under the line are secured by the Company's personal property and by executed deeds of trust on certain Company-owned real estate. Borrowings under the line of credit are limited to the lesser of $5,000,000 or three times the Company's earnings before interest, taxes, depreciation and amortization. The Company had the full $5,000,000 available under the bank line of credit agreement at December 28, 1997. The agreement also provides an option for the Company to convert borrowings up to $3,500,000 to a 48-month term loan at any time prior to the maturity date of May 1998. Borrowings under the term loan bear interest at the prime rate plus 1.75%.

      The agreement requires the Company to achieve a minimum earnings before interest, taxes, depreciation and amortization for the 1997 fiscal year, to maintain a minimum tangible net worth, to not exceed a maximum debt to net tangible worth ratio and, for the term loan, to maintain a minimum debt service coverage ratio. The agreement also contains a maximum fixed asset acquisition limit. At December 28, 1997, the Company had no borrowings under this agreement and was in compliance with all covenants. The Company is in discussions to renew the line of credit with the bank.

      For the year ended December 28, 1997, the Company invested $5.1 million in property and equipment which was funded through existing cash balances and internally generated cash. Capital expenditures of approximately $3.7 million related to the purchase of three Zoopa restaurants and the opening of two new Zoopa restaurants.

      The Company purchased three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington in May 1997. The three restaurants, which will continue to operate under the Zoopa name, offer a self-service format similar to Fresh Choice restaurants including salads, hot pasta dishes, soups, bakery goods and desserts. The Company paid $1,250,000 upon closing of the purchase and agreed to make an additional payment one year after closing of between $550,000 and $950,000 depending on the achievement of restaurant sales levels. The Company has recorded a $600,000 acquisition payable for the purchase of the restaurants and will record an additional liability when the amount, if any, is determinable.

      The Company opened two new Zoopa restaurants in December 1997 in San Antonio and Houston, Texas. The Company plans to open four to six additional restaurants in 1998 and had three executed lease commitments at February 27, 1998 for two additional restaurants in Houston, Texas and another restaurant in San Antonio, Texas.

      In addition, the Company plans to remodel ten to thirteen restaurants in 1998 utilizing the Zoopa decor package. The Company anticipates the total cost of these remodels to be approximately $2,000,000.

      During the year ended December 28, 1997 operating activities provided $2.2 million (which is net of $1.0 million in cash costs related to the Company's restructuring plan) compared to $423,000 in 1996 (which is net of $1.5 million in cash costs related to the Company's restructuring plan).

      The Company's outstanding Series B non-voting convertible preferred stock is currently held by one entity and is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis. Although no Series A preferred stock is currently outstanding, any holders of Series A preferred stock would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders. When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve an earnings target (before interest, taxes, depreciation and amortization) of at least $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders could elect a majority of the Company's Board of Directors. Upon achievement of certain per-share market price tests, the Company may force a mandatory conversion of the Series A preferred stock to common stock. No shares of Series C preferred stock are currently outstanding, but an option to purchase such shares is outstanding. The Series A, Series B and Series C preferred stock are senior to the Company's common stock with respect to dividends and with respect to distributions on liquidation.

      The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company intends to continue its restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business - Business Risks - Expansion." The Company believes its operating cash requirements and near-term capital requirements for restaurant expansion and remodeling can be met through existing cash balances, cash provided by operations, equipment lease financing and its available line of credit and term loan agreement. The Company may seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion.


INFLATION

      Many of the Company's crewmembers are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The Federal minimum wage increased effective September 1, 1997 and the State of California minimum wage increased March 1, 1998. There are currently no further scheduled increases in the Federal or State minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.


YEAR 2000 SOFTWARE REQUIREMENTS

      The Company has completed a review of all its restaurant and corporate computer systems for compliance with the year 2000. The Company has determined that certain of its existing computer systems use only two digits to identify a year in the date field and, as a result, may improperly identify the year 2000 in calculating and processing information. The Company recognizes this system design could cause certain systems to potentially fail or create erroneous results by or at the year 2000 but believes its current strategic information plan is addressing the problem.

      The Company is currently in the process of migrating its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. The Company expects to complete this system migration, begun in 1997, during 1998 with no significant incremental costs. In accordance with its strategic information plan, the Company is already replacing certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. The Company expects to have the critical restaurant systems in place by approximately the end of 1998 at an estimated cost of $500,000 which is to be capitalized in accordance with normal policy and is being funded through operating cash flow.

      The Company has also contacted outside entities with which it interacts electronically and has requested information regarding whether or not their systems are or will be year 2000 compliant. The Company plans to monitor the progress of outside entities that are in the process of developing year 2000 compliance, but it does not believe there is a material risk to the Company if these entities do not achieve compliance.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's financial statements as of December 28, 1997 and December 29, 1996 and for each of the three fiscal years in the period ended December 28, 1997, and the Independent Auditors' Report, are included in the report as listed on Page 28 of this Report, Item 14(a).


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following documents are filed as part of this Report:

      (a)   1. FINANCIAL STATEMENTS.

                                                                       Page Nos.
                                                                       ---------

Consolidated Balance Sheets at December 28, 1997
   and December 29, 1996...................................................F-1
Consolidated Statements of Operations for the Fiscal
   Years Ended December 28, 1997, December 29, 1996
   and December 31, 1995...................................................F-2
Consolidated Statements of Stockholders' Equity for the
   Fiscal Years Ended December 28, 1997, December 29, 1996
   and December 31, 1995...................................................F-3
Consolidated Statements of Cash Flow for the Fiscal Years Ended December
   28, 1997, December 29, 1996 and December 31, 1995.......................F-4
Notes to the Consolidated Financial Statements.............................F-5
Independent Auditors' Report...............................................F-19

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

(b) REPORTS ON FORM 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

CONSOLIDATED BALANCE SHEETS                                   Fresh Choice, Inc.
(Dollars in thousands, except per share data)


                                                                                December 28,     December 29,
                                                                                    1997             1996
                                                                                ------------     ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                $      2,415     $      5,647
       Receivables                                                                       124              218
       Inventories                                                                       461              432
       Pre-opening costs                                                                 130               23
       Prepaid expenses and other current assets                                         544              513
                                                                                ------------     ------------
       Total current assets                                                            3,674            6,833
PROPERTY AND EQUIPMENT, net                                                           30,842           29,509
LEASE ACQUISITION COSTS, net                                                             481              556
DEPOSITS AND OTHER ASSETS                                                                611              268
                                                                                ------------     ------------
TOTAL ASSETS                                                                    $     35,608     $     37,166
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                         $      2,271     $      2,077
       Accrued salaries and wages                                                      1,286            1,445
       Sales tax payable                                                                 525              462
       Other accrued expenses                                                          2,101            2,790
       Acquisition payable related to purchase of restaurants                            600             --
       Restructuring reserve                                                             721            2,696
       Current portion of capital lease obligations                                     --                 89
                                                                                ------------     ------------
       Total current liabilities                                                       7,504            9,559
OTHER LONG-TERM LIABILITIES                                                            1,786            1,691
                                                                                ------------     ------------
       Total liabilities                                                               9,290           11,250
                                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' EQUITY
       Convertible preferred stock, $.001 par value;  3.5 million shares
            authorized; shares outstanding: 1997 and 1996 -1,187,906                   5,175            5,175
       Common stock, $.001 par value; 15 million shares authorized;
            shares outstanding: 1997-5,682,193; 1996-5,660,826                        42,139           42,070
       Accumulated deficit                                                           (20,996)         (21,329)
                                                                                ------------     ------------
       Total stockholders' equity                                                     26,318           25,916
                                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     35,608     $     37,166
                                                                                ============     ============


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS                         Fresh Choice, Inc.
(In thousands, except per share data)


                                                                         Fiscal Year Ended
                                                          ------------------------------------------------
                                                          December 28,      December 29,      December 31,
                                                              1997              1996              1995
                                                          ------------      ------------      ------------

NET SALES                                                 $     72,978      $     76,691      $     84,280

COSTS AND EXPENSES:
       Cost of sales                                            19,480            21,107            23,059
       Restaurant operating expenses:
            Labor                                               22,566            24,853            27,375
            Occupancy and other                                 22,041            23,021            26,163
       Depreciation and amortization                             3,082             3,336             5,731
       General and administrative expenses                       5,590             7,089             8,341
       Gain on sale of restaurants                                --                (446)             --
       Restructuring and asset impairment expenses                --                (451)           23,932
                                                          ------------      ------------      ------------

            Total costs and expenses                            72,759            78,509           114,601
                                                          ------------      ------------      ------------

OPERATING INCOME (LOSS)                                            219            (1,818)          (30,321)

       Interest income                                             166                77                53
       Interest expense                                            (52)             (260)             (183)
                                                          ------------      ------------      ------------

       Interest income (expense), net                              114              (183)             (130)
                                                          ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                  333            (2,001)          (30,451)

       Provision for (benefit from) income taxes                  --                --              (2,655)
                                                          ------------      ------------      ------------

NET INCOME (LOSS)                                         $        333      $     (2,001)     $    (27,796)
                                                          ============      ============      ============

Basic net income (loss) per common share                  $       0.06      $      (0.36)     $      (5.05)
                                                          ============      ============      ============

Shares used in computing basic per share amounts                 5,667             5,625             5,504
                                                          ============      ============      ============

Diluted net income (loss) per common share                $       0.05      $      (0.36)     $      (5.05)
                                                          ============      ============      ============

Shares used in computing diluted per share amounts               6,859             5,625             5,504
                                                          ============      ============      ============


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY               Fresh Choice, Inc.
(Dollars in thousands)


                              Convertible Preferred Stock       Common Stock       Unrealized      Retained        Total
                              ---------------------------  ---------------------     Loss on       Earnings    Stockholders'
                                   Shares       Amount       Shares       Amount   Investments     (Deficit)       Equity
                                 ---------    ---------    ---------    ---------  -----------     ---------   -------------
BALANCES-December 26, 1994            --      $    --      5,478,470    $  40,921    $     (53)    $   8,468     $  49,336

   Exercise of stock options          --           --         28,130           51         --            --              51
   Sales of common stock
     under employee
     stock purchase plan              --           --         25,849          190         --            --             190
   Change in unrealized loss
     on short-term
     investments, net of
     $32 tax effect                   --           --           --           --             53          --              53
   Issuance of common stock
     for consulting
     services                         --           --         50,000          344         --            --             344
   Common stock warrant
     issued under the terms
     of a bank line of credit         --           --           --            113         --            --             113
   Net loss                           --           --           --           --           --         (27,796)      (27,796)
                                 ---------    ---------    ---------    ---------    ---------     ---------     ---------
BALANCES-December 31, 1995            --           --      5,582,449       41,619         --         (19,328)       22,291

   Exercise of stock options          --           --          7,630           22         --            --              22
   Sales of common stock
     under employee
     stock purchase plan              --           --         20,747          104         --            --             104
   Issuance of common stock
     for consulting
     services                         --           --         50,000          325         --            --             325
   Sale of convertible
     preferred stock             1,187,906        5,175         --           --           --            --           5,175
   Net loss                           --           --           --           --           --          (2,001)       (2,001)
                                 ---------    ---------    ---------    ---------    ---------     ---------     ---------
BALANCES-December 29, 1996       1,187,906        5,175    5,660,826       42,070         --         (21,329)       25,916

   Exercise of stock options          --           --            602            1         --            --               1
   Sales of common stock
     under employee
     stock purchase plan              --           --         20,765           68         --            --              68
   Net income                         --           --           --           --           --             333           333
                                 ---------    ---------    ---------    ---------    ---------     ---------     ---------
BALANCES-December 28, 1997       1,187,906    $   5,175    5,682,193    $  42,139    $    --       $ (20,996)    $  26,318
                                 =========    =========    =========    =========    =========     =========     =========


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW                          Fresh Choice, Inc.
(Dollars in thousands)


                                                                                              Fiscal Year Ended
                                                                              ----------------------------------------------
                                                                              December 28,     December 29,     December 31,
                                                                                  1997             1996             1995
                                                                              ------------     ------------     ------------

OPERATING ACTIVITIES:
Net income (loss)                                                             $        333     $     (2,001)    $    (27,796)
Adjustments to reconcile net income (loss) to
     net cash provided by operations:
        Restructuring and asset impairment expense                                    --               (451)          23,647
        Depreciation and amortization                                                3,319            3,567            6,030
        Issuance of common stock for consulting services                              --                325             --
        Premium amortization on short-term investments                                --               --                 26
        Loss on sale of short-term investments                                        --               --                 46
        Loss (gain) on disposal of property                                            120             (524)             585
        Deferred rent                                                                  114              112              302
        Deferred income taxes                                                         --               --               (997)
        Change in operating assets and liabilities:
           Receivables                                                                  94              (11)              45
           Inventories                                                                 (29)              23               76
           Pre-opening costs                                                          (137)             (58)            (498)
           Prepaid expenses and other current assets                                   (31)             173               93
           Income taxes payable (refundable)                                          --              1,602           (1,408)
           Accounts payable                                                            194             (832)            (280)
           Accrued salaries and wages                                                 (159)             324              112
           Other accrued expenses                                                     (626)            (329)           1,801
           Restructuring reserve                                                      (961)          (1,497)            --
                                                                              ------------     ------------     ------------
     Net cash provided by operating activities                                       2,231              423            1,784
                                                                              ------------     ------------     ------------

INVESTING ACTIVITIES:
     Capital expenditures                                                           (5,081)          (1,750)          (7,531)
     Proceeds from sale of restaurants                                                --                750             --
     Proceeds from sale of short-term investments                                     --               --              4,652
     Deposits and other assets                                                        (361)              36              870
                                                                              ------------     ------------     ------------
     Net cash used in investing activities                                          (5,442)            (964)          (2,009)
                                                                              ------------     ------------     ------------
FINANCING ACTIVITIES:
     Common stock sales                                                                 69              126              241
     Convertible preferred stock sales                                                --              5,175             --
     Other note payable - borrowings (repayments)                                       (1)              (1)             120
     Capital lease obligations - repayments                                            (89)            (406)            (384)
                                                                              ------------     ------------     ------------
     Net cash provided by (used in) financing activities                               (21)           4,894              (23)
                                                                              ------------     ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,232)           4,353             (248)
CASH AND CASH EQUIVALENTS:
     Beginning of year                                                               5,647            1,294            1,542
                                                                              ------------     ------------     ------------
     End of year                                                              $      2,415     $      5,647     $      1,294
                                                                              ============     ============     ============
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                                   $         22     $         58     $        166
                                                                              ------------     ------------     ------------
Supplemental Disclosure of Noncash Investing and Financing Activities:
     Acquisition payable related to purchase of restaurants                   $        600     $       --       $       --
                                                                              ------------     ------------     ------------
     Common stock warrant issued under the terms of a
        bank line of credit                                                   $       --       $       --       $        113
                                                                              ------------     ------------     ------------


See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


1.    Organization and Significant Accounting Policies

Description of business. Fresh Choice, Inc. (the Company) is incorporated in Delaware and is engaged in operating self-service restaurants, under the names Fresh Choice and Zoopa, offering specialty and traditional salads, hot pasta dishes, soups, bakery goods and desserts. The Company operated 53 restaurants at December 28, 1997, 48 restaurants at December 29, 1996, and 55 restaurants at December 31, 1995.

Basis of presentation. The consolidated financial statements include the accounts of the Company and Moffett Design Corporation, a wholly-owned subsidiary, after elimination of intercompany transactions and balances. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1997 and 1996 each contained 52 weeks whereas fiscal year 1995 contained 53 weeks.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such management estimates include the restructuring reserve, the valuation allowance for deferred income taxes, the acquisition payable for the purchase of restaurants and certain other accrued expenses. Actual results could differ from those estimates.

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

Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years. The Company reviews the cash flow of each restaurant throughout any given reporting period and performs an impairment review of its investment in property and equipment at any given restaurant during a reporting period if deemed necessary based on the restaurant's cash flow performance. At least annually, the Company performs an impairment review of its investment in property and equipment for all of its restaurants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995

Lease acquisition costs. Lease acquisition costs are amortized using the straight-line method over the remaining term of the acquired lease including option periods, as appropriate, not to exceed 25 years.

Deferred rent. The Company computes rent expense on a straight-line basis for operating leases that contain provisions for scheduled rent increases over the lease term.

Income taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance related to a deferred tax asset is recorded until it is deemed more likely than not that the deferred tax asset will be realized.

Net income (loss) per common share. The Company reports basic and diluted net income (loss) per common share (EPS) in accordance with Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128) which the Company adopted during the fourth quarter of 1997. The Company retroactively restated 1996 and 1995 EPS as required by SFAS 128. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, the Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the "if converted" method.

Stock-based compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."


2.    Restructuring Plan and Asset Impairment

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

      1995 Restructuring Reserve. In 1995, the Company recorded a $23,932,000 restructuring charge in connection with the plan which consisted of three parts:
(1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to a write-down of assets to fair market value at the seven restaurants identified for closure and $10,353,000 related to a write-down to fair market value at 13 other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


restaurants, (2) a $4,655,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

      During 1996, the Company closed six of the seven restaurants identified for closure. The Company decided not to close the seventh restaurant based on its improved operating performance and reversed $451,000 in 1996 of the previously recorded restructuring expense which related primarily to anticipated cash payments to close the restaurant and settle the lease obligation. The Company reversed an additional $1,618,000 in 1996 of the previously recorded restructuring expense due primarily to lower than estimated cash payments to settle lease obligations at five of the six closed restaurants. The Company attributed the lower than estimated cash payments to better than expected real estate markets which enabled landlords to locate new tenants for the closed locations. The Company negotiated cash payments to landlords to settle the lease obligations for four of the closed restaurants, assumed a contingent liability in connection with a sublease agreement for the fifth closed restaurant, and is negotiating for a lease settlement with the landlord for the sixth closed restaurant. As of December 28, 1997, the 1995 restructuring reserve balance consisted primarily of the estimated cash costs to settle the lease obligation on the sixth closed restaurant. During 1997, the Company reversed an additional $732,000 of the previously-recorded restructuring expense based on updated estimates of the costs to resolve the final lease obligation. The Company believes the balance at December 28, 1997 is adequate to cover the remaining costs to be incurred in connection with the lease obligation.

      1996 Restructuring Reserve. During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded a $1,618,000 restructuring charge for two of the restaurants which consisted of (1) a $650,000 non-cash charge for the write-down of assets to fair market value at one restaurant that was not previously impaired and (2) a $968,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations for both restaurants. The Company closed both restaurants during 1996 and reached a settlement with the landlord for the lease obligation for one restaurant in 1996 and for the other restaurant in 1997. As of December 28, 1997, the Company has no remaining obligations related to the closure of the two restaurants and reversed $282,000 in 1997 of the previously recorded restructuring expense due primarily to lower than estimated cash payments to close the restaurants and settle the lease obligations. The Company closed a third restaurant in 1996 which did not require a cash settlement with the landlord for lease obligations. The Company had partially impaired the restaurant's assets in connection with its 1995 restructuring charge and charged its remaining net assets to operations at the time the restaurant closed. In addition, the Company sold two restaurants in 1996 in the Washington D.C. market for $750,000 and recorded a gain of $446,000. The Company had previously recorded a partial asset write-down for both of the restaurants in connection with its restructuring reserve recorded at the end of fiscal 1995. The Company is contingently liable under the assigned lease agreements on the two restaurants.

      1997 Asset Impairment Charge. The Company closed no restaurants in 1997 and has identified one restaurant for closure as of December 28, 1997. The restaurant, which had been previously impaired in connection with the Company's 1995 restructuring charge, is planned to close at the expiration of its lease term, and its closure is not expected to have a material impact on the Company's financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


In 1997, the Company recorded a $1,014,000 non-cash impairment charge related to the write-down of assets to fair market value for one other restaurant.

      The following table sets forth the Company's 1996 restructuring and 1995 restructuring reserves and the respective balances at December 28, 1997, December 29, 1996 and December 31, 1995.


                                                                Provided
(In thousands)             Provided    Utilized      Balance   (Reversed)    Utilized
                            in 1995     in 1995       1995       in 1996      in 1996
                           --------    --------     --------    --------     --------
1995 Reserve:

Restaurant closures:

Non-cash write-down
of restaurant assets to
estimated fair value
and other related
costs                      $  8,318    $ (8,010)    $    308    $   (250)    $   --

Estimated cash costs
associated with
restaurant closures
and settlement of
lease obligations             4,655        (205)       4,450      (1,442)      (1,243)

Impaired restaurants:

Non-cash write-down
of assets to estimated
fair value at other
restaurants and other
related costs                10,353     (10,027)         326        (326)        --

Other costs, primarily
consulting and
professional fees
related to the
restructuring plan:
   Cash costs                   106         (80)          26         (51)        (109)
   Non-cash costs               500        (344)         156        --            (22)
                           --------    --------     --------    --------     --------
1995 reserve                 23,932     (18,666)       5,266      (2,069)      (1,374)
                           --------    --------     --------    --------     --------
1996 Reserve:

Restaurant closures:

Non-cash write-down
of restaurant assets to
estimated fair value
and other related
costs                          --          --           --           650         (622)

Estimated cash costs
associated with
restaurant closures
and settlement of
lease obligations              --          --           --           968         (123)
                           --------    --------     --------    --------     --------
1996 reserve                   --          --           --         1,618         (745)
                           --------    --------     --------    --------     --------
1997 Impairment:
Non-cash write-down
of restaurant assets to
estimated fair value           --          --           --          --           --
                           --------    --------     --------    --------     --------
Total reserves             $ 23,932    $(18,666)    $  5,266    $   (451)    $ (2,119)
                           ========    ========     ========    ========     ========


                                                      Provided
(In thousands)             Reclassified    Balance   (Reversed)    Utilized      Balance
                              in 1996       1996       in 1997      in 1997       1997
                           ------------   --------    --------     --------     --------
1995 Reserve:

Restaurant closures:

Non-cash write-down
of restaurant assets to
estimated fair value
and other related
costs                        $   --       $     58    $    (58)    $   --       $   --

Estimated cash costs
associated with
restaurant closures
and settlement of
lease obligations                --          1,765        (674)        (370)         721

Impaired restaurants:

Non-cash write-down
of assets to estimated
fair value at other
restaurants and other
related costs                    --           --          --           --             --

Other costs, primarily
consulting and
professional fees
related to the
restructuring plan:
   Cash costs                     134         --          --           --             --
   Non-cash costs                (134)        --          --           --             --
                             --------     --------    --------     --------     --------
1995 reserve                     --          1,823        (732)        (370)         721
                             --------     --------    --------     --------     --------
1996 Reserve:

Restaurant closures:

Non-cash write-down
of restaurant assets to
estimated fair value
and other related
costs                            --             28         (28)        --             --

Estimated cash costs
associated with
restaurant closures
and settlement of
lease obligations                --            845        (254)        (591)        --
                             --------     --------    --------     --------     --------
1996 reserve                     --            873        (282)        (591)        --
                             --------     --------    --------     --------     --------
1997 Impairment:
Non-cash write-down
of restaurant assets to
estimated fair value             --           --         1,014       (1,014)        --
                             --------     --------    --------     --------     --------
Total reserves               $   --       $  2,696    $   --       $ (1,975)    $    721
                             ========     ========    ========     ========     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


      In 1995, other non-cash costs included a $344,000 non-cash charge for 50,000 shares of the Company's common stock issued in exchange for restructuring consulting services (see Note 5). The Company also issued a contingent warrant to purchase 100,000 shares of the Company's stock in exchange for restructuring consulting services (see Note 5).

      The following table presents the results of operations for the eleven restaurants closed or sold in connection with the Company's restructuring plan:


(In thousands)                           1996             1995
                                       --------         --------

 Net sales                             $  5,892         $ 10,380

 Cost of sales                            1,769            2,964
 Restaurant operating expenses:
     Labor                                2,157            4,189
     Occupancy and other                  2,198            4,057
 Depreciation and amortization              102            1,328
                                       --------         --------

     Total costs and expenses             6,226           12,538
                                       --------         --------

 Operating loss                        $   (334)        $ (2,158)
                                       ========         ========


3.  Property and Equipment

Property and equipment consists of:


                                                  December 28,     December 29,
(In thousands)                                        1997             1996
                                                  ------------     ------------

 Land                                             $      1,795     $      1,795
 Buildings and improvements                              5,938            5,938
 Leasehold improvements                                 18,727           17,585
 Equipment                                              12,129            9,985
 Equipment under captial leases                           --                502
 Furniture and fixtures                                  5,657            4,747
 Construction in progress                                  276               61

                                                  ------------     ------------
     Total property and equipment                       44,522           40,613
 Accumulated depreciation and amortization             (13,680)         (11,104)
                                                  ------------     ------------

     Property and equipment, net                  $     30,842     $     29,509
                                                  ============     ============


      Accumulated amortization of equipment leased under capital leases at December 29, 1996 was approximately $1,500,000. The Company had no equipment leased under capital leases at December 28, 1997. Subsequent to December 28, 1997, the Company placed approximately $828,000 of equipment under capital leases (see Note 7) of which approximately $672,000 is included in the Company's equipment accounts at December 28, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


4.    Borrowing Arrangements

      Line of Credit. At December 28, 1997 the Company had a $5,000,000 bank line of credit which expires in May 1998. Borrowings bear interest at the prime rate (8.5% at December 28, 1997) plus 1%. Borrowings under the line are secured by the Company's personal property and by deeds of trust on certain Company-owned real estate. Borrowings under the line of credit are limited to the lesser of $5,000,000 or three times the Company's earnings before interest, taxes, depreciation and amortization. The Company had the full $5,000,000 available under the bank line of credit agreement at December 28, 1997. The agreement also provides an option for the Company to convert borrowings up to $3,500,000 to a 48-month term loan at any time prior to the maturity date of May 1998. Borrowings under the term loan bear interest at the prime rate plus 1.75%.

      The agreement requires the Company to achieve a minimum earnings before interest, taxes, depreciation and amortization for the 1997 fiscal year, to maintain a minimum tangible net worth, to not exceed a maximum debt to net tangible worth ratio and, for the term loan, to maintain a minimum debt service coverage ratio. The agreement also contains a maximum fixed asset acquisition limit. The Company was in compliance with these covenants at December 28, 1997.

      The Company had no borrowings under the line of credit at December 28, 1997 or December 29, 1996.

      Other Note Payable. The Company has a $118,000 promissory note included in other long-term obligations which is payable over 33 years and bears interest at 8%.


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

      During 1997, non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, were granted at an exercise price of $4.375 per share to an executive officer of the Company. These non-qualified options were outstanding as of December 28, 1997 and are reflected in the summary of stock option activity below. During 1995, non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, were granted at an exercise price of $6.875 per share to an executive officer of the Company. These non-qualified options were canceled as of December 28, 1997 but were outstanding at December 29, 1996 and December 31, 1995. The options are reflected in the summary of stock option activity below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


A summary of stock option activity follows:


                                                                                               Weighted
                                                                          Number of             Average
                                                                             Shares      Exercise Price
                                                                     --------------      --------------
Outstanding - December 25, 1994
   (66,214 exercisable at a weight average price of $12.63)                 371,653      $        18.39
Options granted (weighted average fair value of $3.10)                      440,716      $         6.69
Options cancelled                                                          (205,876)     $        21.67
Options exercised                                                           (28,130)     $         1.83
                                                                     --------------

Outstanding - December 31, 1995
   (95,371 exercisable at a weighted average price of $10.86)               578,363      $         9.12
Options granted (weighted average fair value of $2.86)                       88,340      $         5.95
Options cancelled                                                          (108,865)     $        13.02
Options exercised                                                            (7,630)     $         2.89
                                                                     --------------

Outstanding - December 29, 1996
   (159,458 exercisable at a weighted average price of $8.79)               550,208      $         7.92
Options granted (weighted average fair value of $1.84)                      336,750      $         4.25
Options cancelled                                                          (289,350)     $         8.56
Options exercised                                                              (602)     $         1.45
                                                                     --------------

Outstanding - December 28, 1997                                             597,006      $         5.55
                                                                     ==============


Additional information regarding options outstanding as of December 28, 1997 is as follows:

                                   Options Outstanding                   Options Exercisable
                       -------------------------------------------     ------------------------
                                         Weighted        Weighted                     Weighted
                                          Average         Average                      Average
      Range of            Number        Contractual      Exercise        Number       Exercise
  Exercise Prices      Outstanding     Life in Years      Price        Exercisable      Price
-------------------    -----------     -------------    ----------     -----------    ---------
  $ 0.17 - $ 1.45          6,878            2.2           $ 0.49           6,878       $ 0.49
  $ 3.25 - $ 6.88        565,706            8.5           $ 5.08         124,684       $ 6.23
  $10.06 - $10.38         10,838            7.0           $10.09           6,862       $10.10
  $21.00 - $26.13         13,584            5.8           $23.84          11,384       $23.85
  ------   ------      ---------       --------         --------       ---------      -------
  $ 0.17 - $26.13        597,006            8.4           $ 5.55         149,808       $ 7.48
  ======   ======      =========       ========         ========       =========      =======


At December 28, 1997, 671,676 shares were available for future grants under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


      Stock Purchase Plan. Under the Company's Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10 percent of their base compensation, as defined, to purchase common stock at a price equal to 85 percent of the lower of the fair market value as of the beginning or end of each six-month offering period. Shares of common stock issued under the plan were 20,765, 20,747, and 25,849 shares in 1997, 1996, and 1995 at weighted average prices of $3.27, $5.02, and $7.34 per share, respectively. A total of 129,600 shares were reserved for issuance and 28,138 shares remain available for issuance at December 28, 1997.

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

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, twelve months following vesting for officers and directors and six months following vesting for all other employees; stock volatility, 62.6% in 1997, 60.1% in 1996 and 56.2% in 1995; risk free interest rate, 7.0% in 1997, 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions: expected option life, six months; stock volatility, 45.4% in 1997, 43.5% in 1996 and 46.0% in 1995, risk-free rates, 3.5% in 1997, 1996 and 1995; and no dividends during the expected term.

      If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $106,000 ($.02 per share for both basic and diluted earnings per share) in 1997 and pro forma net loss would have been $2,567,000 ($0.46 per share for both basic and diluted earnings per share) in 1996 and $27,980,000 ($5.08 per share for both basic and diluted earnings per share) in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


      Basic and Diluted Net Income (Loss) Per Common Share. A reconciliation of the components of basic and diluted net income (loss) per common share follows:


                                                  December 28,    December 29,     December 25,
(In thousands, except per share data)                     1997            1996             1995
                                                  ------------    ------------     ------------

Basic Net Income (Loss) Per Common Share

 Net income (loss)                                $        333    $     (2,001)    $    (27,796)
                                                  ============    ============     ============

 Average common shares outstanding                       5,667           5,625            5,504
                                                  ============    ============     ============

 Basic net income (loss) per common share         $       0.06    $      (0.36)    $      (5.05)
                                                  ============    ============     ============

Diluted Net Income (Loss) Per Common Share

 Net income (loss)                                $        333    $     (2,001)    $    (27,796)
                                                  ============    ============     ============

 Average common shares outstanding                       5,667           5,625            5,504
 Dilutive shares:
      Stock options                                          4            --               --
      Convertible preferred stock                        1,188            --               --
                                                  ------------    ------------     ------------

      Total shares and dilutive shares                   6,859           5,625            5,504
                                                  ============    ============     ============

Diluted net income (loss) per common share        $       0.05    $      (0.36)    $      (5.05)
                                                  ============    ============     ============


      The Company excluded certain potentially dilutive securities each year from its dilutive EPS computation because either the exercise price of the securities exceeded the average fair values of the Comany's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities as of the end of each fiscal year follows:


                                     December 28,     December 29,     December 25,
(In thousands)                               1997             1996             1995
                                     ------------     ------------     ------------
Potential Dilutive Securities

 Stock Options                                516              550              578
 Stock Warrants                               732              732              175
 Convertible Preferred Stock                 --              1,188             --


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


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

      In connection with a bank line of credit agreement entered into in December 1995, the Company issued a warrant to purchase up to 75,000 shares of its common stock at an exercise price of $6.80 per share. The warrant expires in November 2000. The first 37,500 shares under the warrant were exercisable immediately. The remaining shares, which would have become exercisable if the Company had borrowed in excess of the first $2 million available under the one-year line of credit agreement, did not become exercisable. The Company valued the 37,500 shares, which were immediately exercisable, at $113,000 which is included in common stock. The related deferred charge was amortized to interest expense over the one-year term of the line of credit.


6.    Convertible Preferred Stock

      In 1996, the Company sold 1,187,906 shares of its Series B non-voting convertible preferred stock at $4.63 per share to Crescent Real Estate Equities Limited Partnership ("Crescent") in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs). Under the terms of the preferred stock purchase agreement (the "Agreement"), Crescent and/or its assignees has an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share during a period of three years.

      The Series B non-voting convertible preferred stock converts, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting convertible preferred stock, Series B non-voting convertible preferred stock and Series C non-voting convertible preferred stock convert, at the holders' option, into common stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders could elect a majority of the Company's Board of Directors. The Company achieved the specified earnings targets in both 1997 and 1996. Upon achievement of certain per-share market price tests, the Company may force a mandatory conversion of the Series A preferred stock to common stock. All shares of Series A, Series B and Series C preferred stock are senior to the Company's common stock with respect to dividends and with respect to distributions on liquidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


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

      At December 28, 1997, future minimum lease payments, including option periods, under all noncancelable lease agreements are presented below:


                                            Operating
(In thousands)                                 Leases
                                            ----------

 Year Ending:
      1998                                    $ 7,264
      1999                                      7,406
      2000                                      7,651
      2001                                      7,375
      2002                                      6,989
      Thereafter                               76,152

                                            =========
       Minimum lease payments               $ 112,837
                                            =========


      Subsequent to December 28, 1997, the Company entered into equipment leases providing $828,000 in financing under capital lease agreements that expire in 2001. The Company pays property taxes, insurance and maintenance expenses related to these leases.

      The Company's rent expense is composed of minimum rental payments under operating lease agreements. Rent expense was $7,452,000 in 1997, $7,847,000 in 1996 and $8,308,000 in 1995. The Company was not required to pay contingent rental payments based upon a percentage of sales.

      Deferred rent included in other long-term liabilities was $1,386,000 and $1,272,000 at December 28, 1997 and December 29, 1996, respectively.

      Deferred income included in other long-term liabilities was $282,000 and $300,000 at December 28, 1997 and December 29, 1996, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company's restaurants. The Company is amortizing the gain over the 20-year initial term of the lease.

      At December 28, 1997, the Company had no material commitments for the purchase of equipment and construction activities for new restaurant locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


8.    Purchase of Restaurants

      In May 1997, the Company completed the purchase of three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington. The three restaurants, which will continue to operate under the Zoopa name, offer a self-service format similar to Fresh Choice restaurants including salads, hot pasta dishes, soups, bakery goods and desserts. The Company paid $1,250,000 upon closing of the purchase and agreed to make an additional payment one year after closing of between $550,000 and $950,000 depending on the achievement of restaurant sales levels. The Company has recorded a $600,000 acquisition payable for the purchase of the restaurants and will record an additional liability when the amount, if any, is determinable. The Company allocated the purchase price to the identifiable assets acquired, principally fixed assets.

      Had the purchase of the three Zoopa restaurants taken place at the beginning of 1996, the unaudited pro forma results of operations would have been as follows:


                                                    Fiscal Year Ended
                                             ------------------------------
                                             December 28,      December 29,
(In thousands, except per share data)            1997              1996
                                             ------------      ------------

 Net sales                                   $     74,943      $     83,007

 Net income (loss)                                    350            (1,840)

 Basic net income (loss) per share                   0.06             (0.33)

 Diluted net income (loss) per share                 0.05             (0.33)


The pro forma results of operations give effect to certain adjustments, including depreciation and amortization of purchased assets, administrative costs to support the increase in the Company's number of restaurants in the Seattle, Washington market and interest income associated with funding the purchase.


9.    Income Taxes

The provision for (benefit from) income taxes consists of:


(In thousands)                1997            1996            1995
                            -------         -------         -------

 Federal current            $  --           $  --           $(1,658)
 State current                 --              --              --
                            -------         -------         -------

 Total current                 --              --            (1,658)
                            -------         -------         -------

 Federal deferred               115            (738)         (8,625)
 State deferred                 203             310          (2,244)
 Valuation allowance           (318)            428           9,872
                            -------         -------         -------

 Total deferred                --              --              (997)
                            -------         -------         -------

 Total                      $  --           $  --           $(2,655)
                            =======         =======         =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


      The deferred portion of the Company's tax provision reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recorded net deferred assets which consisted primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and accruals related to the Company's 1995 restructuring plan. Based on management's assessment that it is deemed not more likely than not that the deferred tax assets will be realized, the Company provided valuation allowances against its deferred net tax assets. The Company had valuation allowance of $9,991,000 and $10,300,000 at December 28, 1997 and December 29, 1996, respectively.

      The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:


                                                   1997            1996            1995
                                                 ------          ------          ------

Tax computed at federal statutory rate             35.0 %         (35.0)%         (35.0)%
State income taxes, net of federal effect          58.0 %          11.8 %          (7.5)%
Tax exempt interest                                 --  %           --  %          (0.1)%
Federal tax credits                                 --  %           --  %           --  %
Valuation allowance                               (95.4)%          21.4 %          32.4 %
Other                                               2.4 %           1.8 %           1.5 %
                                                 ------          ------          ------
Effective tax rate                                  --  %           --  %          (8.7)%
                                                 ======          ======          ======


      The components of the net deferred tax asset (liability) are as follows:


                                                               December 28,     December 29,
(In thousands)                                                         1997             1996
                                                               ------------     ------------

 Deferred tax assets (liabilities):
 Tax basis depreciation and operating lease expenses           $     (1,724)    $     (1,571)
 Restructuring expenses recognized in different periods                 312            1,494
 Net operating loss carryforwards                                     9,397            7,975
 Accruals recognized in different periods                               238              637
 Pre-opening costs                                                      (56)             (10)
 Alternative minimum tax credits                                        944              944
 Deferred rent                                                          600              551
 Federal tax credits                                                    280              280
 Valuation allowance                                                 (9,991)         (10,300)
                                                               ------------     ------------

 Net deferred tax asset (liability)                            $       --       $       --
                                                               ============     ============


      At December 28, 1997, the Company had net operating loss carryforwards of approximately $24,073,000 and $13,036,000 for federal and state income tax purposes, respectively. These carryforwards expire through 2012 and 2002, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of net operating losses can be utilized to offset future state taxable income. The extent to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 28, 1997, December 29, 1996, and December 31, 1995


which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.


10.   Litigation

      On November 13, 1997, the settlement of a class action lawsuit filed in the United States District Court for the Northern District of California, San Jose division, naming the Company, certain of its directors, and current and former officers as defendants, became final.

      The lawsuit had alleged that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which the plaintiffs contend resulted in an artificial inflation of the price of the Company's stock. The suit was purportedly brought on behalf of a class of purchasers of the Company's stock during the period from July 15, 1993 to December 15, 1994. On March 20, 1995 the plaintiffs filed an amended complaint, which added as defendants the co-lead underwriters of the Company's initial and secondary public offerings and three securities analysts employed by the underwriters. The amended complaint also expanded the alleged class period to include purchasers of the Company's stock during the period from December 8, 1992 to February 9, 1995. On December 7, 1995, the Court dismissed the amended complaint, with leave for further amendment. Plaintiffs filed a Second Amended Complaint on February 27, 1996. This complaint alleged that Fresh Choice and certain of its current and former officers and directors misrepresented or failed to disclose material facts about the Company's operations and financial results during the period from February 15, 1994 through February 9, 1995, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

      After the Company filed a motion to dismiss the Second Amended Complaint, the parties reached an agreement to settle the lawsuit in its entirety for $2,975,000 which was funded by insurance proceeds. The Company recorded the settlement and related insurance recovery in general and administrative expenses in 1997. The Court granted final approval of the settlement in an order filed on October 14, 1997. Pursuant to the terms of the agreement, the settlement became final 30 days later. The Company continues to deny all allegations in the lawsuit.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Fresh Choice, Inc.

     We have audited the accompanying consolidated balance sheets of Fresh Choice, Inc. and subsidiary as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fresh Choice, Inc. and subsidiary at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

San Jose, California
February 12, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998                FRESH CHOICE, INC.


                                     By: /s/  Everett F. Jefferson
                                        ----------------------------------------
                                         Everett F. Jefferson
                                         President, Chief Executive Officer and
                                         Director
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 1998 by the following persons in the capacities indicated.




 /s/  Charles A. Lynch                    Chairman of the Board and Director
-------------------------------------
Charles A. Lynch



 /s/  Everett F. Jefferson                President, Chief Executive Officer
-------------------------------------     and Director
Everett F. Jefferson                      (Principal Executive Officer)



 /s/  David E. Pertl                      Vice President and Chief Financial
-------------------------------------     Officer (Principal Accounting and
David E. Pertl                            Financial Officer)



 /s/  M. Michael Casey                    Director
-------------------------------------
M. Michael Casey



 /s/  Vern O. Curtis                      Director
-------------------------------------
Vern O. Curtis



 /s/  Carl R. Hays                        Director
-------------------------------------
Carl R. Hays

                           INDEX TO FORM 10-K EXHIBITS


Exhibit
   No.                                Description
----------------------------------------------------------------------------------------------
3.1      (1)     Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2      (8)     Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3      (10)    Certificate of Amendment of Restated Certificate of Incorporation
                 of Fresh Choice, Inc.

3.4      (10)    Certificate of Designation of Series A Voting Participating Convertible
                 Preferred Stock of Fresh Choice, Inc.

3.5      (10)    Certificate of Designation of Series B Non-Voting Participating Convertible
                 Preferred Stock of Fresh Choice, Inc.

3.6      (10)    Certificate of Designation of Series C Non-Voting Participating Convertible
                 Preferred Stock of Fresh Choice, Inc.

4.1      (10)    Registration Rights Agreement dated September 13, 1996 between
                 Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1     (1)     Form of Indemnity Agreement for Directors and Officers

10.2     (2)(3)  Second Amended and Restated 1988 Stock Option Plan

10.3     (2)(3)  1992 Crewmember Stock Purchase Plan

10.4     (1)     Series A Preferred Stock Purchase Agreement dated August 10, 1988

10.5     (1)     Series B Preferred Stock Purchase Agreement dated July 21, 1989

10.6     (1)     Series C Preferred Stock Purchase Agreement dated January 15, 1990

10.7     (1)     Master Lease and Warrant Agreement with Equitec Leasing Company and Warrant dated January 18, 1990

10.8     (8)     Preferred Stock Purchase Agreement with Crescent Real Estate Equities
                 Limited Partnership dated April 26, 1996

10.9     (1)     Series D Preferred Stock Purchase Agreement dated April 17, 1991

10.10    (5)     Amendment No. 1 dated September 3, 1993 to the Business Loan
                 Agreement dated September 3, 1993

10.11    (5)     Amendment No. 2 dated November 15, 1993 to the Business Loan
                 Agreement dated September 3, 1993

10.12    (1)     Amendment dated December 1, 1992 to Preferred Stock Purchase
                 Agreements

Exhibit
   No.                                Description
----------------------------------------------------------------------------------------------
10.13    (4)     Business Loan Agreement dated September 3, 1993 with Bank of
                 America National Trust and Savings Association

10.14    (5)     Amendment No. 4 dated March 31, 1995 to the Business Loan
                 Agreement dated September 3, 1993

10.15    (5)     Amendment No. 3 dated April 27, 1994 to the Business Loan
                 Agreement dated September 3, 1993

10.16    (6)     Loan and Security Agreement dated December 20, 1995 with
                 Silicon Valley Bank

10.17    (6)     Third Party Security Agreement dated December 20, 1995 between
                 Silicon Valley Bank and Moffett Design Corporation

10.18    (6)     Warrant to Purchase up to 75,000 Shares of the Company's
                 Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19    (6)     Common Stock Purchase Warrant to Purchase 100,000 Shares of the
                 Company's Common Stock issued to Bain & Company, dated
                 December 15, 1995

10.20    (6)(3)  Employment Offer Letter to Robert Ferngren dated November 9, 1995

10.21    (9)(3)  Amendment dated July 20, 1996 to Employment Offer Letter to Robert
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

10.25    (10)(3) Severance Agreement with Joan M. Miller dated July 18, 1996

10.26    (11)(3) Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27    (11)(3) Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28    (11)(3) Amendment to Employment Offer Letter to Everett F. Jefferson dated
                 February 10, 1997

10.29    (11)    Loan Modification Agreement dated November 27, 1996 with Silicon
                 Valley Bank

10.30    (11)(3) Severance Agreement with Tina Freedman dated March 13, 1997

10.31    (12)    Agreement of Sale and Purchase dated April 2, 1997 with RUI One Corp.

Exhibit
   No.                                Description
----------------------------------------------------------------------------------------------
10.32    (12)    Amendment to Loan and Security Agreement dated July 9, 1997 with Silicon
                 Valley Bank

21.1             Subsidiaries of the Company

23.1             Consent of Independent Auditors

27.1     (7)     Financial Data Schedule

27.2     (7)     Restated Financial Data Schedule for Quarters 1, 2 and 3 of fiscal year 1997

27.3     (7)     Restated Financial Data Schedule for fiscal year 1996

27.4     (7)     Restated Financial Data Schedule for Quarters 1, 2 and 3 of fiscal year 1996

----------

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

(12) Incorporated by reference from Exhibits with corresponding numbers filed with the CompaQuarterly Report on Form 10-Q for the quarter ended June 15, 1997.