Form 10-Q
period 1998-03-22
FRESH CHOICE INC
filed 1998-05-06
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended        March 22, 1998
                                                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of April 19, 1998 was 5,682,193.

                               FRESH CHOICE, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets at March 22, 1998
           and December 28, 1997............................................................3

           Condensed Consolidated Statements of Operations for the Twelve Weeks
           ended March 22, 1998 and March 23, 1997 .........................................4

           Condensed Consolidated Statements of Cash Flow for the Twelve Weeks
           ended March 22, 1998 and March 23, 1997..........................................5

           Notes to Unaudited Condensed Consolidated Financial Statements...................6

      Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................8

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................15

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................................16
      Item 2 - Changes in Securities.......................................................16
      Item 3 - Defaults Upon Senior Securities.............................................16
      Item 4 - Submission of Matters to a Vote of Security Holders.........................16
      Item 5 - Other Information...........................................................16
      Item 6 - Exhibits and Reports on Form 8-K............................................16

SIGNATURES ................................................................................17


INDEX TO FORM 10-Q EXHIBITS................................................................18

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)


                                                                                      March 22,        December 28,
                                                                                        1998              1997
                                                                                    ------------       ------------
ASSETS                                                                               (Unaudited)

CURRENT ASSETS:
         Cash and cash equivalents                                                  $      1,333       $      2,415
         Receivables                                                                         107                124
         Inventories                                                                         467                461
         Pre-opening costs                                                                   101                130
         Prepaid expenses and other current assets                                           309                544
                                                                                    ------------       ------------

         Total current assets                                                              2,317              3,674

PROPERTY AND EQUIPMENT, net                                                               31,932             30,842

LEASE ACQUISITION COSTS, net                                                                 464                481

DEPOSITS AND OTHER ASSETS                                                                    647                611
                                                                                    ------------       ------------

TOTAL ASSETS                                                                        $     35,360       $     35,608
                                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                           $      1,827       $      2,271
         Accrued salaries and wages                                                        1,346              1,286
         Sales tax payable                                                                   842                525
         Other accrued expenses                                                            2,005              2,101
         Acquisition payable related to purchase of restaurants                              600                600
         Restructuring reserve                                                               649                721
         Current portion of capital lease obligations                                        159                 --
                                                                                    ------------       ------------

         Total current liabilities                                                         7,428              7,504

CAPITAL LEASE OBLIGATIONS                                                                    625                 --

OTHER LONG-TERM LIABILITIES                                                                1,636              1,786
                                                                                    ------------       ------------

         Total liabilities                                                                 9,689              9,290
                                                                                    ------------       ------------

STOCKHOLDERS' EQUITY
         Convertible preferred stock, $.001 par value;  3.5 million shares
                authorized; shares outstanding: 1998 and 1997-1,187,906                    5,175              5,175
         Common stock, $.001 par value; 15 million shares authorized;
                shares outstanding: 1998-5,682,193; 1997-5,682,193                        42,139             42,139
         Accumulated deficit                                                             (21,643)           (20,996)
                                                                                    ------------       ------------

         Total stockholders' equity                                                       25,671             26,318
                                                                                    ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     35,360       $     35,608
                                                                                    ============       ============


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                                    Twelve Weeks Ended
                                                            -------------------------------
                                                              March 22,          March 23,
                                                                1998               1997
                                                            ------------       ------------

NET SALES                                                   $     16,192       $     16,106

COSTS AND EXPENSES:
         Cost of sales                                             4,240              4,389
         Restaurant operating expenses:
                Labor                                              5,390              5,057
                Occupancy and other                                5,053              5,249
         Depreciation and amortization                               818                701
         General and administrative expenses                       1,309              1,406
                                                            ------------       ------------

                Total costs and expenses                          16,810             16,802
                                                            ------------       ------------

OPERATING LOSS                                                      (618)              (696)

         Interest income                                               8                 52
         Interest expense                                            (37)                (5)
                                                            ------------       ------------

         Interest income (expense), net                              (29)                47
                                                            ------------       ------------

LOSS BEFORE INCOME TAXES                                            (647)              (649)

         Provision for (benefit from) income taxes                    --                 --
                                                            ------------       ------------

NET LOSS                                                    $       (647)      $       (649)
                                                            ============       ============

Basic net loss per common share                             $      (0.11)      $      (0.11)
                                                            ============       ============

Shares used in computing basic per share amounts                   5,682              5,661
                                                            ============       ============

Diluted net loss per common share                           $      (0.11)      $      (0.11)
                                                            ============       ============

Shares used in computing diluted per share amounts                 5,682              5,661
                                                            ============       ============


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)


                                                                          Twelve Weeks Ended
                                                                    ------------------------------
                                                                      March 22,         March 23,
                                                                        1998              1997
                                                                    ------------      ------------

OPERATING ACTIVITIES:
Net loss                                                            $       (647)     $       (649)
Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
           Depreciation and amortization                                     878               754
           Loss on disposal of property                                       78                11
           Deferred rent                                                    (146)             (102)
           Change in operating assets and liabilities:
                Receivables                                                   17                30
                Inventories                                                   (6)               13
                Pre-opening costs                                             (1)               --
                Prepaid expenses and other current assets                    235               211
                Accounts payable                                            (444)             (231)
                Accrued salaries and wages                                    60               (91)
                Other accrued expenses                                       221               211
                Restructuring reserve                                        (72)             (174)
                                                                    ------------      ------------

      Net cash provided by (used in) operating activities                    173               (17)
                                                                    ------------      ------------

INVESTING ACTIVITIES:
      Capital expenditures                                                (1,985)             (386)
      Deposits and other assets                                              (54)                5
                                                                    ------------      ------------

      Net cash used in investing activities                               (2,039)             (381)
                                                                    ------------      ------------

FINANCING ACTIVITIES:
      Common stock sales                                                      --                 1
      Capital lease obligations - borrowings                                 828                --
      Capital lease obligations - repayments                                 (44)              (29)
                                                                    ------------      ------------

      Net cash provided by (used in) financing activities                    784               (28)
                                                                    ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,082)             (426)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                  2,415             5,647
                                                                    ------------      ------------

      End of period                                                 $      1,333      $      5,221
                                                                    ============      ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                      $         19      $          6
                                                                    ============      ============


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks Ended March 22, 1998 and March 23, 1997


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.


2.    NET LOSS PER SHARE

            During December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" and retroactively restated prior period earnings per share (EPS) for the change. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the periods presented is computed by dividing net loss by the weighted average of common shares outstanding. Diluted EPS for all periods presented is the same as basic EPS since all other potential dilutive securities are excluded as they are antidilutive.

            The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities as of the end of each period follows:

                                           March 22,      March 23,
(In thousands)                               1998           1997
                                         ------------   ------------

Potential Dilutive Securities

    Stock options                                 582            534
    Stock warrants                                732            732
    Convertible preferred stock                 1,188          1,188


3.    INCOME TAXES

            The Company recorded no income tax benefit from its operating losses during the twelve weeks ended March 22, 1998 and March 23, 1997. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.    RESTRUCTURING RESERVE

            The following table sets forth the Company's restructuring reserves and their respective balances at December 29, 1996, December 28, 1997 and March 22, 1998.


                                                Balance      Provided                       Balance      Utilized        Balance
(In thousands)                             December 29,    (Reversed)       Utilized   December 28,       to date      March 22,
                                                   1996       in 1997        in 1997           1997       in 1998           1998
                                           ------------  ------------   ------------   ------------  ------------   ------------
1995 Reserve:

 Restaurant closures:

 Non-cash write-down of restaurant
  assets to estimated fair value and
  other related costs                      $         58  $        (58)  $         --   $         --  $         --   $         --

 Estimated cash costs associated
  with restaurant closures and
  settlement of lease obligations                 1,765          (674)          (370)           721           (72)           649
                                           ------------  ------------   ------------   ------------  ------------   ------------
 1995 reserve                                     1,823          (732)          (370)           721           (72)           649
                                           ------------  ------------   ------------   ------------  ------------   ------------

 1996 Reserve:

 Restaurant closures:

 Non-cash write-down of restaurant
  assets to estimated fair value and
  other related costs                                28           (28)            --             --            --             --

 Estimated cash costs associated
  with restaurant closures and
  settlement of lease obligations                   845          (254)          (591)            --            --             --
                                           ------------  ------------   ------------   ------------  ------------   ------------
 1996 reserve                                       873          (282)          (591)            --            --             --
                                           ------------  ------------   ------------   ------------  ------------   ------------

 1997 Impairment:
 Non-cash write-down of restaurant
  assets to estimated fair value                     --         1,014         (1,014)            --            --             --
                                           ------------  ------------   ------------   ------------  ------------   ------------
 Total reserves                            $      2,696  $         --   $     (1,975)  $        721  $        (72)  $        649
                                           ============  ============   ============   ============  ============   ============


            The Company has substantially completed a restructuring plan previously announced at the end of fiscal year 1995. As of March 22, 1998, the 1995 restructuring reserve balance consisted primarily of the estimated cash costs to settle one remaining lease obligation. The Company believes the balance at March 22, 1998 is adequate to cover the remaining costs to be incurred in connection with the lease obligation.

            The Company closed no restaurants in 1997, but identified one other restaurant, which was previously impaired in connection with the Company's restructuring plan, for closure in 1998 at the expiration of its lease term. The restaurant closed following the end of the first quarter of 1998 with no material impact on the Company's financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve weeks ended March 22, 1998 as compared to the twelve weeks ended March 23, 1997. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

            Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth herein. In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

Liquidity and Capital Resources

            The Company's primary capital requirement has been for the expansion of its restaurant operations which the Company has traditionally financed with funds from equity offerings, cash flow from operations, landlord allowances, equipment lease financing and short-term bank debt. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

            For the twelve weeks ended March 22, 1998, the Company invested $1,985,000 in property and equipment, primarily for new and remodeled restaurants, which was funded from existing cash balances, cash flow from operations, and equipment lease financing. The Company opened one new restaurant in Houston, Texas in the second quarter of 1998 and has a restaurant in Fort Worth, Texas under construction. In addition, the Company has executed lease commitments for an additional restaurant in Houston, Texas and a restaurant in San Antonio, Texas. The Company remodeled three restaurants during the first quarter of 1998 and has completed the remodeling of two additional restaurants in the second quarter as of April 19, 1998. The Company currently plans to remodel an additional seven restaurants in 1998. The Company is utilizing many of the elements from its Zoopa restaurant decor in both its new and remodeled restaurants.

            At March 22, 1998, the Company had a $600,000 acquisition payable related to its purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington. The Company paid $1,250,000 upon closing of the purchase in May 1997 and agreed to make an additional payment one year after closing of between $550,000 and $950,000 depending on the achievement of restaurant sales levels. The Company will record an additional liability when the amount, if any, is determinable.

            During the twelve weeks ended March 22, 1998, the Company had available the full amount under its $5,000,000 bank line of credit agreement which expires in May 1998. Borrowings under the line of credit bear interest at the prime rate (8.5% at March 22, 1998) plus 1% and are secured by the Company's personal property and by deeds of trust on certain Company-owned real estate. Borrowings under the line of credit are limited to the lesser of $5,000,000 or three times the Company's earnings before interest, taxes, depreciation and amortization. The agreement also provides an option for the Company to convert borrowings up to $3,500,000 to a four-year term loan any time prior to the maturity date of May 1998. Borrowings under the term loan bear interest at the prime rate plus 1.75%. The bank line of credit agreement requires the Company to maintain a minimum tangible net worth, to not exceed a maximum debt to net tangible worth ratio and, for the term loan, to maintain a minimum debt service coverage ratio. The agreement also contains a maximum fixed asset acquisition limit. At March 22, 1998, the Company had no borrowings under the bank line of credit and was in compliance with all covenants. This Company is in discussion to renew the line of credit with the bank.

            During the twelve weeks ended March 22, 1998, the Company entered into equipment leases providing $828,000 in financing under capital lease agreements that expire in 2001.

            Operating activities during the twelve weeks ended March 22, 1998 provided $173,000 which is net of $72,000 in cash costs related to the Company's 1995 restructuring plan.

            As of March 22, 1998, the Company has incurred aggregate cash costs of $2,793,000 in connection with restaurant closures and the related settlements of lease obligation under a restructuring plan begun in December 1995. Under the plan, the Company closed or sold eleven restaurants (three in 1995 and eight in 1996) and has settled the lease obligations with the landlords for all but one of the restaurants. The Company closed no restaurants in 1997, but identified one other restaurant, which was previously impaired in connection with the Company's restructuring plan, for closure in 1998 at the expiration of its lease term. The restaurant closed following the end of the first quarter of 1998 with no material impact on the Company's financial position. At March 22, 1998, the Company had a $649,000 balance in the restructuring reserve for the estimated cash costs to settle the remaining lease obligation. The Company believes the balance is adequate to cover the remaining costs to be incurred under the plan.

            Long-term debt at March 22, 1998 consisted of $625,000 of capital lease obligations and a $118,000 note for site construction costs which is included in other long-term liabilities on the balance sheet.

            The Company's outstanding Series B non-voting preferred stock is currently held by one entity and is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis. Although no Series A preferred stock is currently outstanding, any holders of Series A preferred stock would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders. When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation and amortization) of at least $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's board of directors), any Series A preferred stockholders could elect a majority of the Company's board of Directors. Upon achievement of certain per-share market price test, the Company may force a mandatory conversion of the Series A preferred stock to common stock. No shares of Series C preferred stock are currently outstanding, but an option to purchase such shares is outstanding. All shares of Series A, Series B and Series C preferred stock are senior to the Company's common stock with respect to dividends and with respect to distribution on liquidation.

                   The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company intends to continue its restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and near-term capital requirements for restaurant remodeling and expansion can be met through existing cash balances, cash provided by operations, equipment lease financing and its amended line of credit and term loan agreement. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion.


Impact of Inflation

            Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The Federal minimum wage increased effective September 1, 1997, and the State of California minimum wage increased effective March 1, 1998. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.


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

            Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996 and reported a modest profit in 1997. In 1998, the Company again reported an operating loss in its seasonally low-volume first quarter.

            Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales have continued to decline in each quarter through the end of 1997. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9% and 2.7% for fiscal years 1994, 1995, 1996 and 1997, respectively, and a comparable store sales decline of 10.3% in the first quarter of 1998. There can be no assurance that comparable store sales will improve or that the Company will return to long-term profitability.

            Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold eleven restaurants to date, including three at the end of 1995, and eight in 1996. The Company closed no restaurants in 1997, but identified one other restaurant for closure in 1998 at the expiration of its lease term. The restaurant closed following the end of the first quarter of 1998 with no material impact on the Company's financial position.

            The Company opened one Fresh Choice restaurant in 1996 and in 1997, acquired the Zoopa trade name and three Zoopa restaurants and opened an additional two new Zoopa restaurants. In 1998, the Company opened one new Zoopa restaurant following the close of the first quarter. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to continue its expansion, assuming its financial performance continues to improve, there can be no assurance that the Company will be able to continue expansion. The Company's ability to implement successfully its expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

            On a long-term basis, the Company intends to expand its operations in markets outside of California, assuming its financial performance continues to improve. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of May 6, 1998, the Company had opened or purchased eight restaurants in Texas, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the eleven restaurants closed or sold, two were in Texas, one was in the state of Washington, five were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

            Geographic Concentration. As of May 6, 1998, 42 of the Company's 53 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

            Dependence on Key Personnel. The success of the Company depends on the efforts of key management personnel. The Company's success will depend on its ability to motivate and retain its key employees and to attract qualified personnel, particularly general managers, for its restaurants. The Company faces significant competition in the recruitment of qualified employees.

            Restaurant Industry. The restaurant industry is affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends. The performance of individual restaurants, including the Company's restaurants, may be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employees benefit costs, and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, and various federal, state and local governmental regulations, including those relating to the sale of food and alcoholic beverages. There can be no assurance that the restaurant industry in general, and the Company in particular, will be successful.

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

            Ability to Obtain Additional Financing. The Company intends to continue restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its available bank line of credit and equipment leases. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.


Results of Operations

            The following table sets forth items in the Company's statement of operations as a percentage of sales and certain operating data for the periods indicated:


                                                                      Twelve Weeks Ended
                                                   --------------------------------------------------------
(In thousands)                                           March 22, 1998                  March 23, 1997
                                                   ------------------------        ------------------------

NET SALES                                          $ 16,192         100.0 %        $ 16,106           100.0%

COSTS AND EXPENSES:
         Cost of sales                                4,240          26.2 %           4,389            27.3%
         Restaurant operating expenses:
                Labor                                 5,390          33.3 %           5,057            31.4%
                Occupancy and other                   5,053          31.2 %           5,249            32.6%
         Depreciation and amortization                  818           5.1 %             701             4.4%
         General and administrative expenses          1,309           8.0 %           1,406             8.6%
                                                   ------------------------        ------------------------

                Total costs and expenses             16,810         103.8 %          16,802           104.3
                                                   ------------------------        ------------------------

OPERATING LOSS                                         (618)           (3.8)%          (696)           (4.3)%

         Interest income                                  8             - %              52             0.3%
         Interest expense                               (37)           (0.2)%            (5)              -%
                                                   ------------------------        ------------------------

         Interest income (expense), net                 (29)           (0.2)%            47             0.3%
                                                   ------------------------        ------------------------

LOSS BEFORE INCOME TAXES                               (647)           (4.0)%          (649)           (4.0)%

         Benefit from income taxes                       --             - %              --               -%
                                                   ------------------------        ------------------------

NET LOSS                                           $   (647)           (4.0)%      $   (649)           (4.0)%
                                                   ========================        ========================

Number of restaurants:
         Open at beginning of period                     53                              48
                                                   ========                        ========
         Open at end of period                           53                              48
                                                   ========                        ========

The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the period:


                                                                            Twelve Weeks Ended
                                                      -------------------------------------------------------------
(In thousands)                                             March 22, 1998                      March 23, 1997
                                                      --------------------------         --------------------------
NET SALES                                             $      306           100.0%       $      336            100.0%

COSTS AND EXPENSES:
         Cost of sales                                        80            26.2%               91             27.3%
         Restaurant operating expenses:
                Labor                                        102            33.3%              105             31.4%
                Occupancy and other                           95            31.2%              110             32.6%
         Depreciation and amortization                        15             5.1%               15              4.4%
         General and administrative expenses                  25             8.0%               29              8.6%
                                                      -----------      ----------         ----------      ---------

                Total costs and expenses                     317           103.8%              350            104.3%
                                                      --------------------------         --------------------------

OPERATING LOSS                                        $      (11)           (3.8)%       $     (14)            (4.3)%
                                                      ==========================         ==========================

Average restaurants open                                   53.00                             48.00
                                                      ===========                        ==========


Results of Operations:  Twelve Weeks Ended March 22, 1998
Compared to Twelve Weeks Ended March 23, 1997

            Net Sales. Net sales for the first quarter ended March 22, 1998 were $16,192,000, an increase of $86,000, or 0.5%, from sales of $16,106,000 for the first quarter ended March 23, 1997. The primary components of the net increase in sales were:

Incremental sales from new or acquired restaurants          $ 1,748,000
Decline in comparable store sales                            (1,662,000)
                                                            -----------
                                                            $    86,000
                                                            ===========

            The increase in sales for the first quarter of 1998 resulted from the addition of five new restaurants in 1997 offset by a comparable-store sales decline versus 1997 of 10.3% for the quarter. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 12.4%. The comparable store average check was $6.90 in the first quarter, an increase of 2.4% versus the first quarter of 1997.

            Net sales per restaurant averaged $306,000 in the first quarter of 1998, a decrease of 9.0% from net sales per restaurant of $336,000 in the first quarter of 1997. First quarter sales in 1998 were adversely impacted by the El Nino storms in the Company's core Northern California markets where 38 of the Company's 52 restaurants are located, and the lack of television and radio advertising which the Company ran for four weeks and six weeks, respectively, during the first quarter last year.

            Costs and Expenses. Cost of sales (food and beverage costs) was 26.2% of sales in the first quarter of 1998 compared to 27.3% in the first quarter of 1997, a decrease of 1.1% of sales. The Company continued to benefit from its food program, developed and implemented in 1997, which manages food costs through an efficient product rotation while maintaining a quality menu offering to customers.

            Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 64.5% of net sales in the first quarter of 1998 compared to 64.0% of sales in the first quarter of 1997, an increase of 0.5% of sales.

            Labor costs were 1.9% of sales higher than last year, primarily due to the fixed portion of labor cost which became a higher percentages of sales as comparable store sales declined.

            Occupancy and other costs were 1.4% of sales lower than the prior year, primarily the result of lower advertising expenditures partially offset by the impact of the comparable stores sales decline on these mostly fixed costs. The Company invested 2.6% of sales in advertising this quarter versus 6.8% of sales in the prior year quarter, a decrease of 4.2% of sales.

            Depreciation and Amortization. Depreciation and amortization expenses increased $117,000 in first quarter of 1998 compared to the first quarter of 1997 due to the five additional restaurants operating this year compared to last year. The increase in depreciation and amortization as a percentage of sales to 5.1% of sales in the first quarter of 1998 from 4.4% of sales in the first quarter of 1997 is primarily the result of lower average unit sales.

            General and Administrative Expenses. General and administrative expenses decreased $97,000 for the first quarter of 1998 compared to the first quarter of 1997 due to continued cost management in staffing levels and expenses.

            Interest Income. The Company earned interest income primarily from the investment in money market funds of the excess proceeds from its September 1996 sale of series B preferred stock to Crescent Real Estate Equities Limited Partnership. Interest income decreased to $8,000 in the first quarter of 1998 compared to $52,000 in the first quarter of 1997 as the proceeds were used to construct or purchase new restaurants and remodel existing restaurants.

            Interest Expense. Interest expense consists primarily of fees and interest related to the Company's short-term line of credit facility and capital lease obligations for equipment leases. Interest expense increased to $37,000 in the first quarter of 1998 compared to $5,000 in the first quarter of 1997 due to equipment leases at two of the Company's new restaurants and to fees related to securing the Company's line of credit and term loan facility.

            Income Taxes. The Company recorded no tax benefit from its operating losses for the first quarters of 1998 and 1997. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS                                         Not Applicable.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 22, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRESH CHOICE, INC.
                                    (Registrant)


                                    /S/ Everett F. Jefferson
                                    --------------------------------------------
                                    Everett F. Jefferson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /S/ David E. Pertl
                                    --------------------------------------------
                                    David E. Pertl
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated:  May 6, 1998

                           INDEX TO FORM 10-Q EXHIBITS


EXHIBIT
NO.                                DESCRIPTION
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
                Agreement dated September 3, 1993

INDEX TO FORM 10-Q EXHIBITS continued


EXHIBIT
NO.                                DESCRIPTION
--------------------------------------------------------------------------------

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

10.25   (10)(3) Severance Agreement with Joan M. Miller dated July 18, 1996

10.26   (11)(3) Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27   (11)(3) Employment Offer Letter to Everett F. Jefferson dated January
                30, 1997

10.28   (11)(3) Amendment to Employment Offer Letter to Everett F. Jefferson
                dated February 10, 1997

10.29   (11)    Loan Modification Agreement dated November 27, 1996 with Silicon
                Valley Bank

10.30   (11)(3) Severance Agreement with Tina Freedman dated March 13, 1997

10.31   (12)    Agreement of Sale and Purchase dated April 2, 1997 with RUI One
                Corp.

10.32   (12)    Amendment to Loan and Security Agreement dated July 9, 1997 with
                Silicon Valley Bank

27      (7)     Financial Data Schedule

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