Form 10-Q
period 1998-06-14
FRESH CHOICE INC
filed 1998-07-29
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended        June 14, 1998
                                       OR

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

       Registrant's telephone number, including area code: (408) 986-8661
________________________________________________________________________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
 The number of shares of Common Stock, $.001 par value, outstanding as of July 12, 1998 was 5,694,920.

                               FRESH CHOICE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at June 14, 1998
         and December 28, 1997..........................................................................................3

         Condensed Consolidated Statements of Operations for the Twelve and Twenty-Four Weeks
         ended June 14, 1998 and June 15, 1997 .........................................................................4

         Condensed Consolidated Statements of Cash Flow for the Twenty-Four Weeks
         ended June 14, 1998 and June 15, 1997..........................................................................5

         Notes to Unaudited Condensed Consolidated Financial Statements.................................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................................9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............................................18

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................................................................19
     Item 2 - Changes in Securities....................................................................................19
     Item 3 - Defaults Upon Senior Securities..........................................................................19
     Item 4 - Submission of Matters to a Vote of Security Holders......................................................19
     Item 5 - Other Information........................................................................................19
     Item 6 - Exhibits and Reports on Form 8-K.........................................................................19


SIGNATURES ............................................................................................................20


INDEX TO FORM 10-Q EXHIBITS............................................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)


                                                                               June 14,          December 28,
                                                                                 1998               1997
                                                                               --------           --------
ASSETS                                                                       (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                               $    318           $  2,415
       Receivables                                                                  322                124
       Inventories                                                                  490                461
       Pre-opening costs                                                             99                130
       Prepaid expenses and other current assets                                    358                544
                                                                               --------           --------

       Total current assets                                                       1,587              3,674

PROPERTY AND EQUIPMENT, net                                                      32,401             30,842

LEASE ACQUISITION COSTS, net                                                        446                481

DEPOSITS AND OTHER ASSETS                                                           616                611
                                                                               --------           --------

TOTAL ASSETS                                                                   $ 35,050           $ 35,608
                                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                        $  1,482           $  2,271
       Accrued salaries and wages                                                 1,325              1,286
       Sales tax payable                                                            842                525
       Other accrued expenses                                                     1,923              2,101
       Acquisition payable related to purchase of restaurants                       600                600
       Restructuring reserve                                                         --                721
       Line of credit borrowings                                                    940                 --
       Current portion of capital lease obligations                                 246                 --
                                                                               --------           --------

       Total current liabilities                                                  7,358              7,504

CAPITAL LEASE OBLIGATIONS                                                           926                 --

OTHER LONG-TERM LIABILITIES                                                       1,531              1,786
                                                                               --------           --------

       Total liabilities                                                          9,815              9,290
                                                                               --------           --------

STOCKHOLDERS' EQUITY
       Convertible preferred stock, $.001 par value;  3.5 million shares
              authorized; shares outstanding: 1998 and 1997 -1,187,906            5,175              5,175
       Common stock, $.001 par value; 15 million shares authorized;
              shares outstanding: 1998-5,694,920; 1997-5,682,193                 42,170             42,139
       Accumulated deficit                                                      (22,110)           (20,996)
                                                                               --------           --------

       Total stockholders' equity                                                25,235             26,318
                                                                               --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 35,050           $ 35,608
                                                                               ========           ========

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                             Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                             ------------------          -----------------------
                                                         June 14,        June 15,        June 14,         June 15,
                                                           1998            1997            1998            1997
                                                         --------        --------        --------        --------

NET SALES                                                $ 17,366        $ 17,379        $ 33,558        $ 33,485

COSTS AND EXPENSES:
        Cost of sales                                       4,597           4,716           8,837           9,105
        Restaurant operating expenses:
              Labor                                         5,651           5,319          11,041          10,376
              Occupancy and other                           5,439           5,003          10,492          10,252
        Depreciation and amortization                         851             697           1,669           1,398
        General and administrative expenses                 1,252           1,444           2,561           2,850
                                                         --------        --------        --------        --------

              Total costs and expenses                     17,790          17,179          34,600          33,981
                                                         --------        --------        --------        --------

OPERATING INCOME (LOSS)                                      (424)            200          (1,042)           (496)

        Interest income                                        --              37               8              89
        Interest expense                                      (43)             (4)            (80)             (9)
                                                         --------        --------        --------        --------

        Interest income (expense), net                        (43)             33             (72)             80
                                                         --------        --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                            (467)            233          (1,114)           (416)

        Provision for (benefit from) income taxes              --              --              --              --
                                                         --------        --------        --------        --------

NET INCOME (LOSS)                                        $   (467)       $    233        $ (1,114)       $   (416)
                                                         ========        ========        ========        ========

Basic net income (loss) per common share                 $  (0.08)       $   0.04        $  (0.20)       $  (0.07)
                                                         ========        ========        ========        ========

Shares used in computing basic per share amounts            5,686           5,663           5,684           5,662
                                                         ========        ========        ========        ========

Diluted net income (loss) per common share               $  (0.08)       $   0.03        $  (0.20)       $  (0.07)
                                                         ========        ========        ========        ========

Shares used in computing diluted per share amounts          5,686           6,854           5,684           5,662
                                                         ========        ========        ========        ========


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)


                                                                             Twenty-Four Weeks Ended
                                                                             -----------------------
                                                                              June 14,       June 15,
                                                                                1998           1997
                                                                              -------        -------

OPERATING ACTIVITIES:
Net loss                                                                      $(1,114)       $  (416)
Adjustments to reconcile net loss to
     net cash provided by (used in) operations:
         Depreciation and amortization                                          1,769          1,502
         Loss on disposal of property                                             170             33
         Deferred rent                                                           (247)          (217)
         Change in operating assets and liabilities:
            Receivables                                                           (31)            77
            Inventories                                                           (29)           (27)
            Pre-opening costs                                                     (36)            --
            Prepaid expenses and other current assets                             186            117
            Accounts payable                                                     (789)         1,280
            Accrued salaries and wages                                             39            (18)
            Other accrued expenses                                                139            292
            Restructuring reserve                                                (721)          (323)
                                                                              -------        -------

     Net cash provided by (used in) operating activities                         (664)         2,300
                                                                              -------        -------

INVESTING ACTIVITIES:
     Capital expenditures                                                      (3,390)        (1,998)
     Deposits and other assets                                                   (186)          (218)
                                                                              -------        -------

     Net cash used in investing activities                                     (3,576)        (2,216)
                                                                              -------        -------

FINANCING ACTIVITIES:
     Common stock sales                                                            31             45
     Line of credit borrowings, net                                               940             --
     Capital lease obligations - borrowings                                     1,265             --
     Capital lease obligations - repayments                                       (93)           (58)
     Other note payable                                                            --             (1)
                                                                              -------        -------

     Net cash provided by (used in) financing activities                        2,143            (14)
                                                                              -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,097)            70

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                        2,415          5,647
                                                                              -------        -------

     End of period                                                            $   318        $ 5,717
                                                                              =======        =======

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                 $    49        $    10
                                                                              -------        -------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     Acquisition payable related to purchase of restaurants                   $    --        $   600
                                                                              -------        -------


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Weeks and Twenty-Four Weeks Ended June 14, 1998 and June 15, 1997


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

2. NET INCOME (LOSS) PER SHARE

        During December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS for the periods presented is computed by dividing net income (loss) by the weighted average of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company retroactively restated prior period earnings per share (EPS) for the change.

        A reconciliation of the components of basic and diluted net income
(loss) per common share follows:


                                                    Twelve Weeks Ended         Twenty-Four Weeks Ended
                                                  -----------------------      ------------------------
                                                  June 14,       June 15,       June 14,       June 15,
(In thousands, except per share data)               1998           1997          1998            1997
                                                  --------       --------      --------        --------
 Net income (loss)                                $   (467)      $    233      $ (1,114)       $   (416)
                                                  ========       ========      ========        ========

Basic Net Income (Loss) Per Common Share

 Average common shares outstanding                   5,686          5,663         5,684           5,662
                                                  ========       ========      ========        ========

Diluted Net Income (Loss) Per Common Share

 Dilutive shares:
    Stock options                                       --              3            --              --
    Convertible preferred stock                         --          1,188            --              --
                                                  --------       --------      --------        --------

    Total shares and dilutive shares                 5,686          6,854         5,684           5,662
                                                  ========       ========      ========        ========

 Basic net income (loss) per common share         $  (0.08)      $   0.04      $  (0.20)       $  (0.07)
                                                  ========       ========      ========        ========

 Diluted net income (loss) per common share       $  (0.08)      $   0.03      $  (0.20)       $  (0.07)
                                                  ========       ========      ========        ========

        Diluted EPS presented for the twelve weeks ended June 14, 1998 and the twenty-four weeks ended June 14, 1998 and June 15, 1997 is the same as basic EPS since the Company had net losses and, therefore, all potential dilutive securities are antidilutive and are excluded from the computation. The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive:

                                         Twelve Weeks Ended     Twenty-Four Weeks Ended
                                         ------------------     -----------------------
                                         June 14,    June 15,    June 14,     June 15,
     (In thousands)                        1998        1997        1998        1997
                                          -----       -----       -----       -----
     Potential Dilutive Securities
        Stock options                       576         586         576         596
        Stock warrants                      732         732         732         732
        Convertible preferred stock       1,188          --       1,188       1,188


3. INCOME TAXES

        The Company recorded no income tax benefit from its operating losses during the twenty-four weeks ended June 14, 1998 and June 15, 1997. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4. BANK LINE OF CREDIT

        During the second quarter of 1998, the Company amended its bank line of credit agreement to extend the term to May 27, 1999. Under the amended agreement the maximum available amount of borrowings is $3,850,000 with no term loan option. Borrowings under the line of credit bear interest at the prime rate (8.5% at June 14, 1998) plus 1.25% and are secured by the Company's personal property and by executed deeds of trust on certain Company-owned real estate. Borrowings under the line of credit are limited to three times the Company's earnings before interest, taxes, depreciation and amortization, computed on a quarterly basis for the twelve-month period then ended, and are further limited to $2,850,000 through September 30, 1998 increasing to $3,850,000 thereafter.

        The agreement requires the Company to achieve minimum quarterly and annual earnings targets for the Company's fiscal year, to maintain a minimum tangible net worth, and to not exceed a maximum debt to net tangible worth ratio. The agreement also contains a maximum fixed asset acquisition limit, a minimum annual EBITDA requirement, requires the Company to have no borrowings under the line for 30 consecutive days during the amended term of the agreement and requires the Company to maintain compliance with the preferred stock agreement. The Company was in compliance with the loan agreement covenants at July 29, 1998. The Company has $940,000 borrowed under the line of credit at June 14, 1998.

5. ACQUISITION PAYABLE RELATED TO PURCHASE OF RESTAURANTS

        At June 14, 1998, the Company had a $600,000 acquisition payable related to its purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington. The Company paid $1,250,000 upon closing of the purchase in May 1997 with the remaining liability paid following the end of the second quarter in 1998.

6. RESTRUCTURING RESERVE

        The following table sets forth the Company's restructuring reserves and their respective balances at December 29, 1996, December 28, 1997 and June 14, 1998.

                            Balance       Provided                   Balance      Utilized      Reserve     Balance
(In thousands)             December 29,  (Reversed)    Utilized    December 28,   to date       Reversed    June 14,
                              1996        in 1997       in 1997        1997        in 1998       in 1998      1998
                             -------      -------       -------       -------      -------       -------      ----
1995 Reserve:
Restaurant closures:

Non-cash write-down
of restaurant assets to
estimated fair value
and other related
costs                        $    58      $   (58)      $    --       $    --      $    --       $    --       $--

Estimated cash costs
associated with
restaurant closures
and settlement of
lease obligations              1,765         (674)         (370)          721         (689)          (32)       --
                             -------      -------       -------       -------      -------       -------       ---

1995 reserve                   1,823         (732)         (370)          721         (689)          (32)       --
                             -------      -------       -------       -------      -------       -------       ---

1996 Reserve:

Restaurant closures:

Non-cash write-down
of restaurant assets to
estimated fair value
and other related
costs                             28          (28)                         --                                   --

Estimated cash costs
associated with
restaurant closures
and settlement of
lease obligations                845         (254)         (591)           --           --            --        --
                             -------      -------       -------       -------      -------       -------       ---

1996 reserve                     873         (282)         (591)           --           --            --        --
                             -------      -------       -------       -------      -------       -------       ---

1997 Impairment:
Non-cash write-down
of restaurant assets to
estimated fair value                        1,014        (1,014)                        --            --        --
                             -------      -------       -------       -------      -------       -------       ---

Total reserves               $ 2,696      $    --       $(1,975)      $   721      $  (689)      $   (32)      $--
                             =======      =======       =======       =======      =======       =======       ===


        During the second quarter of 1998, the Company settled its one remaining cash obligation related to the lease settlement for a previously closed restaurant and completed its restructuring plan previously announced at the end of fiscal year 1995. In addition, the Company reversed approximately $32,000 of excess reserve to other restaurant operating expenses and had no restructuring reserve balances at June 14, 1998.

        The Company closed no restaurants in 1997, but identified one other restaurant, which was previously impaired in connection with the Company's restructuring plan, for closure in 1998 at the expiration of its lease term. The restaurant closed in the second quarter of 1998 with no material impact on the Company's financial position, results of operations or cash flows.

7. RECENTLY ISSUED ACCOUNTING STANDARD

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company has historically capitalized restaurant pre-opening costs, which consist of the direct costs associated with opening new restaurants including the costs of hiring and training the initial workforce, and amortizes them over a twelve month period. SOP 98-5 is required to be adopted effective for the Company's fiscal year beginning December 28, 1998 and will require the Company to expense the unamortized portion of restaurant start-up costs at the time of adoption. The Company has $99,000 of unamortized pre-opening costs as of June 14, 1998 and may have between $100,000 and $150,000 of unamortized pre-opening costs at the time SOP 98-5 is adopted.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-four weeks ended June 14, 1998. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

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

Liquidity and Capital Resources

        The Company's primary capital requirements have been the expansion of its restaurant operations and remodeling of its restaurants. The Company has traditionally financed these requirements with funds from equity offerings, cash flow from operations, landlord allowances, equipment lease financing and short-term bank debt. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

        For the twenty-four weeks ended June 14, 1998, the Company invested $3,390,000 in property and equipment, primarily for new and remodeled restaurants, which was funded from existing cash balances, cash flow from operations, equipment lease financing and short-term bank borrowings. The Company opened one new restaurant in Houston, Texas in the second quarter of 1998 and has a restaurant in Fort Worth, Texas under construction. In addition, the Company has executed lease commitments for an additional restaurant in San Antonio, Texas and in Houston, Texas. The Company remodeled eight restaurants during the first half of 1998 and currently does not have plans to remodel additional restaurants in 1998. The Company is utilizing many of the elements from its Zoopa restaurant decor in both its new and remodeled restaurants.

        At June 14, 1998, the Company had a $600,000 acquisition payable related to its purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington. The Company paid $1,250,000 upon closing of the purchase in May 1997 with the remaining liability paid following the end of the second quarter in 1998.

        During the second quarter of 1998, the Company amended its bank line of credit agreement to extend the term to May 27, 1999. Under the amended agreement the maximum available amount of borrowings is $3,850,000 with no term loan option. Borrowings under the line of credit bear interest at the prime rate (8.5% at June 14, 1998) plus 1.25% and are secured by the Company's personal property and by executed deeds of trust on certain Company-owned real estate. Borrowings under the line of credit are limited to three times the Company's earnings before interest, taxes, depreciation and amortization, computed on a quarterly basis for the twelve-month period then ended, and are further limited to $2,850,000 through September 30, 1998 increasing to $3,850,000 thereafter.

        The agreement requires the Company to achieve minimum quarterly and annual earnings targets for the Company's fiscal year, to maintain a minimum tangible net worth, and to not exceed a maximum debt to net tangible worth ratio. The agreement also contains a maximum fixed asset acquisition limit, a minimum annual EBITDA requirement, requires the Company to have no borrowings under the line for 30 consecutive days during the amended term of the agreement and requires the Company to maintain compliance with the preferred stock agreement. The Company was in compliance with the loan agreement covenants at July 29, 1998. The Company has $940,000 borrowed under the line of credit at June 14, 1998.

        At June 14, 1998, the Company had a $600,000 acquisition payable related to its purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington. The Company paid $1,250,000 upon closing of the purchase in May 1997 and made an additional $553,000 payment following the end of the second quarter in 1998 which was based on the achieved restaurant sales levels. The Company allocated the final purchase price to the identifiable assets acquired, principally fixed assets.

        During the second quarter of 1998, the Company amended its bank line of credit agreement to extend the term to May 28, 1999. Under the amended agreement the available amount of borrowings is $3,850,000 with no term loan option. Borrowings under the line of credit bear interest at the prime rate (8.5% at June 14, 1998) plus 1.25% and are secured by the Company's personal property and by executed deeds of trust on certain Company-owned real estate. Borrowings under the line of credit are limited to three times the Company's earnings before interest, taxes, depreciation and amortization and are further limited to $2,850,000 through September 30, 1998 increasing to $3,850,000 thereafter provided the Company remains in compliance with all loan covenants.

        The agreement requires the Company to achieve minimum quarterly and annual earnings targets, to maintain a minimum tangible net worth, and to not exceed a maximum debt to net tangible worth ratio. The agreement also contains a maximum fixed asset acquisition limit and a minimum annual EBITDA requirement, requires the Company to have no borrowings under the line for 30 consecutive days during the amended term of the agreement and requires the Company to maintain compliance with all bank agreements and the preferred stock agreement. The Company was in compliance with the loan agreement covenants at June 14, 1998. The Company has $940,000 borrowed under the line of credit at June 14, 1998

        During the twenty-four weeks ended June 14, 1998, the Company entered into equipment leases providing $1,265,000 in financing under capital lease agreements that expire in 2001.

        Operating activities during the twenty-four weeks ended June 14, 1998 used $664,000 which included $689,000 in cash costs related to the completion of the Company's 1995 restructuring plan.

        Long-term debt at June 14, 1998 consisted of $1,172,000 of capital lease obligations and a $118,000 note for site construction costs which is included in other long-term liabilities on the balance sheet.

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

        The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company has currently slowed its expansion plans and intends to resume its restaurant expansion when its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and near-term capital requirements for restaurant remodeling and expansion can be met through existing cash balances, cash provided by operations, equipment lease financing and its amended line of credit agreement. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion.

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

        The Company is currently in the process of migrating its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. The Company expects to complete this system migration, begun in 1997, during 1998 with no significant incremental costs. In accordance with its strategic information plan, the Company is already replacing certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. The Company expects to have the critical restaurant systems in place by approximately the end of 1998 at an estimated cost of $500,000 which is to be capitalized in accordance with normal policy and which will be funded either through operating cash flow or equipment lease financing.

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

        Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996 and reported a modest profit in 1997. The Company has reported an operating loss for the first half of 1998.

        Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales have continued to decline in each quarter through the end of 1997. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9% and 2.7% for fiscal years 1994, 1995, 1996 and 1997, respectively, and a comparable store sales decline of 8.5% in the first half of 1998. There can be no assurance that comparable store sales will improve or that the Company will return to long-term profitability.

        Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold twelve restaurants to date. The Company closed three restaurants at the end of 1995 and eight in 1996 in accordance with a restructuring plan announced at the end of 1995. The Company closed no restaurants in 1997, but identified one other restaurant for closure in 1998 at the expiration of its lease term. This restaurant closed in the second quarter of 1998 with no material impact on the Company's financial position, results of operations or cash flows.

        The Company opened one Fresh Choice restaurant in 1996 and in 1997, acquired the Zoopa trade name and three Zoopa restaurants (in Tacoma, Tukwila and Bellevue, Washington) and opened an additional two new Zoopa restaurants (in San Antonio and Houston, Texas). In the second quarter of 1998, the Company opened one new Zoopa restaurant (in Houston, Texas) and has a restaurant (in Fort Worth, Texas) under construction. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company has lease commitments on two additional locations and currently has no plans for expansion beyond this. The Company intends to continue its expansion when its financial performance improves, however, there can be no assurance that the Company will be able to continue expansion. The Company's ability to implement successfully an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

        On a long-term basis, the Company intends to continue to expand its operations in markets outside of California, contingent upon its financial performance. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of July 29, 1998, the Company had opened or purchased eight restaurants in Texas, six restaurants in the state of Washington and three restaurants in the Washington, DC metropolitan area. Of the twelve restaurants closed or sold, two were in Texas, one was in the state of Washington, six were in California, and three were in the Washington, DC metropolitan area (where the Company no longer operates).

        Geographic Concentration. As of July 29, 1998, 42 of the Company's 53 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

        Ability to Obtain Additional Financing. Although the Company has slowed its expansion, it intends to continue restaurant expansion as its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its ability to restore profitability and obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its available bank line of credit and equipment leases. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

Results of Operations

        The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:


                                                   Twelve Weeks Ended                              Twenty-Four Weeks Ended
                                         ------------------------------------------      ------------------------------------------
(In thousands)                             June 14, 1998           June 15, 1997           June 14, 1998            June 15, 1997
                                         ------------------      ------------------      ------------------      ------------------

NET SALES                                $ 17,366    100.0%      $ 17,379    100.0%      $ 33,558    100.0%      $ 33,485    100.0%

COSTS AND EXPENSES:
        Cost of sales                       4,597     26.5%         4,716     27.1%         8,837     26.3%         9,105     27.2%
        Restaurant operating expenses:
              Labor                         5,651     32.5%         5,319     30.6%        11,041     32.9%        10,376     31.0%
              Occupancy and other           5,439     31.3%         5,003     28.8%        10,492     31.3%        10,252     30.6%
        Depreciation and amortization         851      4.9%           697      4.0%         1,669      5.0%         1,398      4.2%
        General and administrative
          expenses                          1,252      7.2%         1,444      8.3%         2,561      7.6%         2,850      8.5%
                                         ------------------      ------------------      ------------------      ------------------

              Total costs and expenses     17,790    102.4%        17,179     98.8%        34,600    103.1%        33,981    101.5%
                                         ------------------      ------------------      ------------------      ------------------

OPERATING INCOME (LOSS)                      (424)    (2.4)%          200      1.2%        (1,042)    (3.1)%         (496)    (1.5)%

        Interest income                        --        --%           37      0.2%             8        --%           89      0.3%
        Interest expense                      (43)    (0.3)%           (4)    (0.1)%          (80)    (0.2)%           (9)      --%
                                         ------------------      ------------------      ------------------      ------------------

        Interest income (expense), net        (43)    (0.3)%           33      0.1%           (72)    (0.2)%           80      0.3%
                                         ------------------      ------------------      ------------------      ------------------

INCOME (LOSS) BEFORE INCOME TAXES            (467)    (2.7)%          233      1.3%        (1,114)    (3.3)%         (416)    (1.2)%

        Provision for (benefit from)
          income taxes                         --        --%           --       --%            --        --%           --        --%
                                         ------------------      ------------------      ------------------      ------------------

NET INCOME (LOSS)                        $   (467)    (2.7)%     $    233      1.3%      $ (1,114)    (3.3)%     $   (416)    (1.2)%
                                         ==================      ==================      ==================      ==================


        The following table presents the components of average operating income
(loss) on a per restaurant basis, based on the average number of restaurants open during the period:

                                                        Twelve Weeks Ended                       Twenty-Four Weeks Ended
                                              --------------------------------------      ---------------------------------------
(In thousands)                                  June 14, 1998         June 15, 1997         June 14, 1998          June 15, 1997
                                              -----------------      ---------------      -----------------      ----------------

NET SALES                                     $ 330      100.0%      $ 350     100.0%     $ 635      100.0%      $ 686     100.0%

COSTS AND EXPENSES:
        Cost of sales                            87       26.5%         95      27.1%       167       26.3%        187      27.2%
        Restaurant operating expenses:
              Labor                             107       32.5%        107      30.6%       209       32.9%        213      31.0%
              Occupancy and other               103       31.3%        101      28.8%       199       31.3%        210      30.6%
        Depreciation and amortization            16        4.9%         14       4.0%        32        5.0%         29       4.2%
        General and administrative expenses      24        7.2%         29       8.3%        48        7.6%         58       8.5%
                                              -----------------      ---------------      -----------------      ----------------
              Total costs and expenses          337      102.4%        346      98.8%       655      103.1%        697     101.5%
                                              -----------------      ---------------      -----------------      ----------------
OPERATING INCOME (LOSS)                       $  (7)      (2.4)%     $   4       1.2%     $ (20)      (3.1)%     $ (11)     (1.5)%
                                              =================      ===============      =================      ================
 Average restaurants open                      52.7                   49.6                 52.8                   48.8
                                              =========              ========             ========               ========

Results of Operations:  Twelve Weeks Ended June 14, 1998
Compared to Twelve Weeks Ended June 15, 1997

        Net Sales. Net sales for the second quarter ended June 14, 1998 were $17,366,000, a decrease of $13,000, or 0.1%, from sales of $17,379,000 for the second quarter ended June 15, 1997. The primary components of the net decrease in sales were:

        Incremental sales from new or acquired restaurants                    $ 1,263,000
        Decline in comparable store sales                                      (1,128,000)
        Absence of sales from a closed restaurant                                (148,000)
                                                                         -----------------
                                                                                $ (13,000)
                                                                         =================

        The decrease in sales for the second quarter of 1998 resulted from a 6.8% comparable-store sales decline compared to the same quarter of 1997 and the closure of one restaurant offset by the addition of five new restaurants in 1997 and one new restaurant in 1998. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 7.5%. The comparable store average check was $6.88 in the second quarter, an increase of 0.7% versus $6.83 in the second quarter of 1997.

        Net sales per restaurant averaged $330,000 in the second quarter of 1998, a decrease of 5.7% from net sales per restaurant of $350,000 in the second quarter of 1997. Second quarter sales in 1998 were adversely impacted by the lingering effect of El Nino weather patterns in the Company's core Northern California markets where 38 of the Company's 53 restaurants are located.

        Costs and Expenses. Cost of sales (food and beverage costs) was 26.5% of sales in the second quarter of 1998 compared to 27.1% in the second quarter of 1997, a decrease of 0.6% of sales. The improved food costs results from a food program, developed and implemented in the second half of 1997, which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, the Company had offered a special Spring promotional menu in the second quarter last year which featured higher cost products, including artichokes and asparagus.

        Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 63.8% of net sales in the second quarter of 1998 compared to 59.4% of sales in the second quarter of 1997, an increase of 4.4% of sales.

        Labor costs were 1.9% of sales higher than last year, primarily due to the fixed portion of labor cost which became a higher percentages of sales as comparable store sales declined and an increase in the average wage resulting primarily from the increase in the California minimum wage.

        Occupancy and other costs were 2.5% of sales higher than the prior year, primarily due to the impact of comparable store sales decline on these mostly fixed costs and to higher advertising costs in the current quarter compared to the same quarter last year. The Company invested 3.6% of sales in advertising this quarter versus 2.6% of sales in the prior year quarter, an increase of 1.0% of sales.

        Depreciation and Amortization. Depreciation and amortization expenses increased $154,000 in the second quarter of 1998 compared to the second quarter of 1997 due to the six additional restaurants operating this year compared to last year, including one restaurant opened in the second quarter of this year. The increase in depreciation and amortization as a percentage of sales to 4.9% of sales in the second quarter of 1998 from 4.0% of sales in the second quarter of 1997 is primarily the result of lower average unit sales.

        General and Administrative Expenses. General and administrative expenses decreased $192,000 for the second quarter of 1998 compared to the second quarter of 1997 due to continued cost management in staffing levels and expenses and to the absence of bonus accruals based on the Company's financial performance in the current year compared to the same quarter last year.

        Interest Income. The Company had no interest income in the second quarter of 1998 compared to $37,000 in the second quarter of 1997. Last year, the Company earned interest income primarily from the investment in money market funds of the excess proceeds from its September 1996 sale of series B preferred stock to Crescent Real Estate Equities Limited Partnership. Subsequent to the second quarter of 1997, the proceeds were used to construct or purchase new restaurants and remodel existing restaurants.

        Interest Expense. Interest expense consists primarily of fees and interest related to the Company's short-term line of credit facility and capital lease obligations for equipment leases. Interest expense increased to $43,000 in the second quarter of 1998 compared to $4,000 in the second quarter of 1997 due primarily to short-term borrowings in the current year versus no borrowing in last year's second quarter and to new equipment leases at three of the Company's new restaurants.

        Income Taxes. The Company recorded no tax benefit from its operating loss for the second quarter of 1998 due to valuation allowances against its net deferred tax assets. In the second quarter of 1997, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income.


Results of Operations:  Twenty-Four Weeks Ended June 14, 1998
Compared to Twenty-Four Weeks Ended June 15, 1997

        Net Sales. Net sales for the twenty-four weeks ended June 14, 1998 were $33,558,000, an increase of $73,000, or 0.2%, from sales of $33,485,000 for the twenty-four weeks ended June 15, 1997. The primary components of the net increase in sales were:

        Incremental sales from new or acquired restaurants                    $ 3,011,000
        Decline in comparable store sales                                      (2,768,000)
        Absence of sales from a closed restaurant                                (170,000)
                                                                         -----------------
                                                                                 $ 73,000
                                                                         =================

        The increase in sales for the first half of 1998 resulted from the addition of five new restaurants in 1997 and one new restaurant in the second quarter of 1998 offset by an 8.5% comparable-store sales decline versus 1997 and the closure of one restaurant in the second quarter of 1998. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 9.7%. The comparable store average check was $6.89 in the first half, an increase of 1.4% versus $6.80 in the first half of 1997.

        Net sales per restaurant averaged $635,000 in the first half of 1998, a decrease of 7.4% from net sales per restaurant of $686,000 in the first half of 1997. Sales in 1998 were adversely impacted in the first quarter of 1998 by the El Nino storms in the Company's core Northern California markets and by the lingering effect of El Nino weather patterns into the second quarter. In addition, the Company launched a major advertising program, including television support, in last year's first quarter.

        Costs and Expenses. Cost of sales (food and beverage costs) was 26.3% of sales in the first half of 1998 compared to 27.2% in the first half of 1997, a decrease of 0.9% of sales. The Company continued to benefit from its food program, developed and implemented in the second half of 1997, which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests.

        Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 64.2% of net sales in the first half of 1998 compared to 61.6% of sales in the second half of 1997, an increase of 2.6% of sales.

        Labor costs were 1.9% of sales higher than last year, primarily due to the fixed portion of labor cost which became a higher percentages of sales as comparable store sales declined and a higher average wage resulting primarily from the increase in the California minimum wage.

        Occupancy and other costs were 0.7% of sales higher than the prior year, primarily due to the impact of comparable store sales decline on these mostly fixed costs offset by lower advertising costs compared to the same year to date period last year. The Company invested 3.1% of sales in advertising this year versus 4.6% of sales in the prior year, a decrease of 1.5% of sales.

        Depreciation and Amortization. Depreciation and amortization expenses increased $271,000 in the first half of 1998 compared to the first half of 1997 due to the six additional restaurants operating this year compared to last year, including one restaurant opened in the second quarter of this year. The increase in depreciation and amortization as a percentage of sales to 5.0% of sales in the current year from 4.2% of sales in the prior year is primarily the result of lower average unit sales.

        General and Administrative Expenses. General and administrative expenses decreased $289,000 for the first half of 1998 compared to the first half of 1997 due to continued cost management in staffing levels and expenses and to the absence of bonus accruals based on the Company's financial performance in the current year compared to last year.

        Interest Income. Interest income declined to $8,000 in the first half of 1998 compared to $89,000 in the first half of 1997. Last year, the Company earned interest income primarily from the investment in money market funds of the excess proceeds from its September 1996 sale of series B preferred stock to Crescent Real Estate Equities Limited Partnership. Subsequent to the second quarter of 1997, the proceeds were used to construct or purchase new restaurants and remodel existing restaurants.

        Interest Expense. Interest expense consists primarily of fees and interest related to the Company's short-term line of credit facility and capital lease obligations for equipment leases. Interest expense increased to $80,000 in the first half of 1998 compared to $9,000 in the first half of 1997 due primarily to short-term borrowings in the current year versus no borrowing in last year's year-to-date period and to new equipment leases at three of the Company's new restaurants.

        Income Taxes. The Company recorded no income tax benefit from its operating losses during the twenty-four weeks ended June 14, 1998 and June 15, 1997. The Company has provided valuation allowances against its net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.


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


ITEM 1 - LEGAL PROCEEDINGS                                      Not Applicable.

ITEM 2 - CHANGES IN SECURITIES                                  Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                        Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on May 21, 1998. The stockholders voted on proposals on:

        (1) The election of two Class II directors to hold office for a three-year term and until their respective successors are elected and qualified. The proposal was approved by the following vote:

        Nominee                        In Favor                        Withheld
        -------                        --------                        --------
        Everett F. Jefferson           4,566,643                       410,174
        Barry Krantz                   4,570,785                       406,032

        (2) An amendment of the Company's 1992 Employee Stock Purchase Plan to increase the maximum aggregate number of shares reserved for issuance thereunder by 200,000. The proposal was approved by the following vote:

        For                            Against                         Abstain
        ---                            -------                         -------
        2,340,326                      163,429                         26,412

        (3) An amendment of the Company's 1988 Stock Option Plan to extend its term by ten (10) years. The proposal was approved by the following vote:

        For                            Against                         Abstain
        ---                            -------                         -------
        1,985,496                      515,134                         29,537

        (4) The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 27, 1998. The proposal was approved by the following vote:

        For                            Against                         Abstain
        ---                            -------                         -------
        4,938,507                      17,639                          20,671

ITEM 5 - OTHER INFORMATION                                       Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FRESH CHOICE, INC.
                                       (Registrant)


                                         /S/ Everett F. Jefferson
                                       -----------------------------------------
                                       Everett F. Jefferson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                         /S/ David E. Pertl
                                       -----------------------------------------
                                       David E. Pertl
                                       Vice President and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)


Dated:  July 29, 1998

                           INDEX TO FORM 10-Q EXHIBITS

 EXHIBIT
 NO.                                   DESCRIPTION
 -------------------------------------------------------------------------------
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
                  Agreement dated September 3, 1993

                     INDEX TO FORM 10-Q EXHIBITS continued




 EXHIBIT
 NO.                                   DESCRIPTION
 -------------------------------------------------------------------------------
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
                   Silicon Valley Bank

10.33              Amendment to Loan and Security Agreement dated May 27, 1998 with
                   Silicon Valley Bank

10.34              Consulting Agreement with Charles A. Lynch dated April 17, 1998

27.1      (7)      Financial Data Schedule

27.2      (7)      Restated Financial Data Schedule for Quarters 2 and 3 of
                   Fiscal Year 1997

27.3      (7)      Restated Financial Data Schedule for Quarters 2 and 3 of
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