Form 10-Q
period 1998-09-06
FRESH CHOICE INC
filed 1998-10-21
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended        September 6, 1998
                                       OR

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

The number of shares of Common Stock, $.001 par value, outstanding as of October 4, 1998 was 5,694,920.

                               FRESH CHOICE, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at September 6, 1998
         and December 28, 1997..........................................................................................3

         Condensed Consolidated Statements of Operations for the Twelve and Thirty-Six Weeks
         ended September 6, 1998 and September 7, 1997 .................................................................4

         Condensed Consolidated Statements of Cash Flow for the Thirty-Six Weeks
         ended September 6, 1998 and September 7, 1997..................................................................5

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


SIGNATURES ............................................................................................................20


INDEX TO FORM 10-Q EXHIBITS............................................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                                 September 6,      December 28,
                                                                                    1998               1997
                                                                                  --------           --------
                                                                                 (Unaudited)             *
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                  $    911           $  2,415
       Receivables                                                                      77                124
       Inventories                                                                     527                461
       Pre-opening costs                                                                65                130
       Prepaid expenses and other current assets                                       660                544
                                                                                  --------           --------
       Total current assets                                                          2,240              3,674

PROPERTY AND EQUIPMENT, net                                                         32,855             30,842

LEASE ACQUISITION COSTS, net                                                           429                481

DEPOSITS AND OTHER ASSETS                                                              620                611
                                                                                  --------           --------
TOTAL ASSETS                                                                      $ 36,144           $ 35,608
                                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Line of credit borrowings                                                  $  1,118           $     --
       Accounts payable                                                              2,965              2,271
       Accrued salaries and wages                                                    1,408              1,286
       Sales tax payable                                                               774                525
       Other accrued expenses                                                        2,079              2,101
       Acquisition payable related to purchase of restaurants                           --                600
       Restructuring reserve                                                            --                721
       Current portion of capital lease obligations                                    253                 --
                                                                                  --------           --------
       Total current liabilities                                                     8,597              7,504

CAPITAL LEASE OBLIGATIONS                                                              860                 --

OTHER LONG-TERM LIABILITIES                                                          1,423              1,786
                                                                                  --------           --------
       Total liabilities                                                            10,880              9,290
                                                                                  --------           --------

STOCKHOLDERS' EQUITY
       Convertible preferred stock, $.001 par value;  3.5 million shares
              authorized; shares outstanding: 1998 and 1997 -1,187,906               5,175              5,175
       Common stock, $.001 par value; 15 million shares authorized;
              shares outstanding: 1998-5,694,920; 1997-5,682,193                    42,170             42,139
       Accumulated deficit                                                         (22,081)           (20,996)
                                                                                  --------           --------
       Total stockholders' equity                                                   25,264             26,318
                                                                                  --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 36,144           $ 35,608
                                                                                  ========           ========

See accompanying notes to unaudited condensed consolidated financial statements

*See Note 1.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                         Twelve Weeks Ended        Thirty-Six Weeks Ended
                                                       ----------------------      ----------------------
                                                     September 6,  September 7,  September 6,  September 7,
                                                         1998          1997          1998          1997
                                                       --------      --------      --------      --------
NET SALES                                              $ 18,644      $ 18,334      $ 52,202      $ 51,819

COSTS AND EXPENSES:
        Cost of sales                                     4,886         4,861        13,723        13,966
        Restaurant operating expenses:
              Labor                                       5,879         5,445        16,920        15,821
              Occupancy and other                         5,683         5,076        16,175        15,328
        Depreciation and amortization                       889           723         2,558         2,121
        General and administrative expenses               1,219         1,199         3,780         4,049
                                                       --------      --------      --------      --------
              Total costs and expenses                   18,556        17,304        53,156        51,285
                                                       --------      --------      --------      --------

OPERATING INCOME (LOSS)                                      88         1,030          (954)          534

        Interest income                                      --            39             8           128
        Interest expense                                    (59)           (4)         (139)          (13)
                                                       --------      --------      --------      --------
        Interest income (expense), net                      (59)           35          (131)          115
                                                       --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                            29         1,065        (1,085)          649

        Provision for (benefit from) income taxes            --            --            --            --
                                                       --------      --------      --------      --------
NET INCOME (LOSS)                                      $     29      $  1,065      $ (1,085)     $    649
                                                       ========      ========      ========      ========
Basic net income (loss) per share                      $   0.01      $   0.19      $  (0.19)     $   0.11
                                                       ========      ========      ========      ========
Shares used in computing basic per share amounts          5,695         5,669         5,688         5,664
                                                       ========      ========      ========      ========

Diluted net income (loss) per share                    $   0.00      $   0.16      $  (0.19)     $   0.09
                                                       ========      ========      ========      ========
Shares used in computing diluted per share amounts        6,885         6,860         5,688         6,855
                                                       ========      ========      ========      ========


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)


                                                                                  Thirty-Six Weeks Ended
                                                                                 -------------------------
                                                                               September 6,      September 7,
                                                                                   1998             1997
                                                                                 -------           -------
OPERATING ACTIVITIES:
Net income (loss)                                                                $(1,085)          $   649
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation and amortization                                             2,698             2,274
         Loss on disposal of property                                                197                69
         Deferred rent                                                              (350)             (315)
         Change in operating assets and liabilities:
            Receivables                                                               47                49
            Inventories                                                              (66)              (28)
            Pre-opening costs                                                        (42)               --
            Prepaid expenses and other current assets                               (116)             (190)
            Accounts payable                                                         694               805
            Accrued salaries and wages                                               122               (79)
            Other accrued expenses                                                  (373)             (236)
            Restructuring reserve                                                   (721)             (864)
                                                                                 -------           -------
     Net cash provided by operating activities                                     1,005             2,134
                                                                                 -------           -------

INVESTING ACTIVITIES:
     Capital expenditures                                                         (4,741)           (2,490)
     Deposits and other assets                                                       (29)             (229)
                                                                                 -------           -------
     Net cash used in investing activities                                        (4,770)           (2,719)
                                                                                 -------           -------

FINANCING ACTIVITIES:
     Common stock sales                                                               31                45
     Line of credit borrowings, net                                                1,118                --
     Capital lease obligations - borrowings                                        1,265                --
     Capital lease obligations - repayments                                         (152)              (79)
     Other note payable                                                               (1)               (1)
                                                                                 -------           -------
     Net cash provided by (used in) financing activities                           2,261               (35)
                                                                                 -------           -------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,504)             (620)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                           2,415             5,647
                                                                                 -------           -------
     End of period                                                               $   911           $ 5,027
                                                                                 =======           =======
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                    $   101           $    15
                                                                                 -------           -------
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     Acquisition payable related to purchase of restaurants                      $    --           $   600
                                                                                 -------           -------



See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks and Thirty-Six Weeks Ended September 6, 1998 and September 7, 1997


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

                A reconciliation of the components of basic and diluted net income (loss) per common share follows:


                                                Twelve Weeks Ended            Thirty-Six Weeks Ended
                                              ----------------------          -------------------------
                                            September 6,   September 7,     September 6,      September 7,
(In thousands, except per share data)          1998            1997             1998              1997
                                              ------          ------          --------           ------
 Net income (loss)                            $   29          $1,065          $ (1,085)          $  649
                                              ======          ======          ========           ======

Basic Net Income (Loss) Per Share

 Average common shares outstanding             5,695           5,669             5,688            5,664
                                              ======          ======          ========           ======
Diluted Net Income (Loss) Per Share

 Average common shares outstanding             5,695           5,669             5,688            5,664
 Diluted shares:
    Stock options                                  2               3                --                3
    Convertible preferred stock                1,188           1,188                --            1,188
                                              ------          ------          --------           ------
    Total diluted shares                       6,885           6,860             5,688            6,855
                                              ======          ======          ========           ======
 Basic net income (loss) per share            $ 0.01          $ 0.19          $  (0.19)          $ 0.11
                                              ======          ======          ========           ======
 Diluted net income (loss) per share          $ 0.00          $ 0.16          $  (0.19)          $ 0.09
                                              ======          ======          ========           ======



                Diluted EPS presented for the thirty-six weeks ended September 6, 1998 is the same as basic EPS since the Company had net losses and, therefore, all potential dilutive securities are antidilutive and are excluded from the computation. The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive:

                                             Twelve Weeks Ended            Thirty-Six Weeks Ended
                                         --------------------------     ---------------------------
                                         September 6,  September 7,     September 6,   September 7,
(In thousands)                               1998          1997              1998          1997
                                         ------------  ------------     -------------  ------------
Potential Dilutive Securities

    Stock options                          560            586                 564            586
    Stock warrants                         732            732                 732            732
    Convertible preferred stock             --             --               1,188             --



3.      INCOME TAXES

                The Company recorded no income tax benefit from its operating losses during the thirty-six weeks ended September 6, 1998 due to valuation allowances against its net deferred tax assets. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with its restructuring. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company recorded no tax provision for its operating income during the thirty-six weeks ended September 7, 1997 due to the availability of net operating loss carryforwards to offset taxable income.

4.      BANK LINE OF CREDIT

                At September 6, 1998, the Company had $1,118,000 borrowed under a bank line of credit at the prime rate (8.5% at September 6, 1998) plus 1.25% and had $1,283,500 borrowed at October 21, 1998. The Company failed to achieve certain minimum earnings for the third quarter of 1998 as specified in its bank line of credit agreement, and, as a result, borrowings under the line of credit are payable on demand. In addition the bank reduced the maximum amount available under the line of credit from $2,850,000 to $1,283,500. Borrowings under the line of credit are secured by the Company's personal property and by executed deeds of trust on certain Company-owned real estate. The Company and its bank are currently negotiating an amended line of credit agreement. Management believes the Company will be able to negotiate an amended agreement with the bank or refinance the borrowings with another lender in the near future.

5.      ACQUISITION PAYABLE RELATED TO PURCHASE OF RESTAURANTS

                During the third quarter of 1998, the Company paid the remaining liability related to its purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington.

6.      RESTRUCTURING RESERVE

                As of September 6, 1998, the Company had completed the restructuring plan previously announced at the end of fiscal year 1995 and had no restructuring reserve balances. During the second quarter of 1998, the Company settled its one remaining cash obligation related to the lease settlement for a previously closed restaurant and reversed approximately $32,000 of excess reserve to other restaurant operating expenses. The

Company closed no restaurants in 1997, but identified one other restaurant, which was previously impaired in connection with the Company's restructuring plan, for closure in 1998 at the expiration of its lease term. The restaurant closed in the second quarter of 1998 with no material impact on the Company's financial position, results of operations or cash flows. The following table sets forth the Company's restructuring reserve and the respective balances at December 28, 1997 and September 6, 1998:


                                             Balance       Utilized         Reserve         Balance
(In thousands)                           December 28,       to date        Reversed     September 6,
                                                1997        in 1998         in 1998            1998
                                                ----        -------         -------            ----
1995 Reserve:

Estimated cash costs associated with
restaurant closures and settlement of
lease obligations                              $ 721          $(689)          $ (32)          $   --
                                               =====          =====           =====           ======


7.      SUBSEQUENT EVENT

                Subsequent to the end of the third quarter, the Board of Directors authorized the closing of up to four previously-impaired restaurants over the next year; in addition, the Company identified two other restaurants where it does not intend to renew the leases. In the fourth quarter, the Company expects to record a non-cash impairment charge of $500,000 to $700,000 for the write-down of the related restaurant assets and a charge of $1,600,000 to $2,200,000 to cover the estimated cash costs associated with the restaurant closures and settlement of lease obligations. The four restaurants expected to be closed had store level operating losses of approximately $307,000 for the first 36 weeks of 1998.

8.      RECENTLY ISSUED ACCOUNTING STANDARD

                In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company has historically capitalized restaurant pre-opening costs, which consist of the direct costs associated with opening new restaurants including the costs of hiring and training the initial workforce, and amortizes them over a twelve month period. SOP 98-5 is required to be adopted effective for the Company's fiscal year beginning December 28, 1998 and will require the Company to expense the unamortized portion of restaurant start-up costs at the time of adoption. The Company has $65,000 of unamortized pre-opening costs as of September 6, 1998 and anticipates it will have approximately $100,000 of unamortized pre-opening costs at the time SOP 98-5 is adopted.

9.      CONVERTIBLE PREFERRED STOCK

           The Company's outstanding Series B non-voting convertible preferred stock is currently held by one entity and is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis. Although no Series A preferred stock is currently outstanding, holders of Series A preferred stock, if any, would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders. When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings (before interest, taxes, depreciation and amortization) of at least $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's board of directors), Series A preferred stockholders, if any, would be entitled to elect a majority of the Company's Board of Directors. Based on its year-to-date financial performance, the Company does not expect to achieve this earnings target.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirty-six weeks ended September 6, 1998. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

                Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth herein. Among the risks and uncertainties are the Company's successful efforts to close, sell or improve operating results of underperforming stores which depend on many factors not within the Company's control such as the negotiation of settlements of existing lease obligations under acceptable terms. In addition, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.


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

                For the thirty-six weeks ended September 6, 1998, the Company invested $4,741,000 in property and equipment, primarily for new and remodeled restaurants, which was funded from existing cash balances, cash flow from operations, equipment lease financing and short-term bank borrowings. The Company opened one new restaurant in Houston, Texas in the second quarter of 1998 and one other restaurant in Fort Worth, Texas after the close of the third quarter. In addition, the Company has executed lease commitments for an additional restaurant in San Antonio, Texas and in Houston, Texas. The Company remodeled eight restaurants during the first half of 1998 and does not currently have plans to remodel additional restaurants in 1998.

                During the third quarter of 1998, the Company paid the remaining liability related to its purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington.

                At September 6, 1998, the Company had $1,118,000 borrowed under a bank line of credit at the prime rate (8.5% at September 6, 1998) plus 1.25% and had $1,283,500 borrowed at October 21, 1998. The Company failed to achieve certain minimum earnings for the third quarter of 1998 as specified in its bank line of credit agreement, and, as a result, borrowings under the line of credit are payable on demand. In addition the bank reduced the maximum amount available under the line of credit from $2,850,000 to $1,283,500. Borrowings under the line of credit are secured by the Company's personal property and by executed deeds of trust on certain Company-owned real estate. The Company and its bank are currently negotiating an amended line of credit agreement. Management believes the Company will be able to negotiate an amended agreement with the bank or refinance the borrowings with another lender in the near future.

                During the thirty-six weeks ended September 6, 1998, the Company entered into equipment leases providing $1,265,000 in financing under capital lease agreements that expire in 2001 and, after the close of the third quarter, entered into an additional equipment lease providing $504,000 in financing under a capital lease agreement that also expires in 2001.

                Operating activities during the thirty-six weeks ended September 6, 1998 provided $1,005,000 which was net of $689,000 in cash costs related to the completion of the Company's 1995 restructuring plan and also net of the cash paid for the remaining liability related to the Company's purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants.

                Subsequent to the end of the third quarter, the Board of Directors authorized the closing of up to four previously-impaired restaurants over the next year; in addition, the Company identified two other restaurants where it does not intend to renew the leases. In the fourth quarter, the Company expects to record a non-cash impairment charge of $500,000 to $700,000 for the write-down of the related restaurant assets and a charge of $1,600,000 to $2,200,000 to cover the estimated cash costs associated with the restaurant closures and settlement of lease obligations. The four restaurants expected to be closed had store level operating losses of approximately $307,000 for the first 36 weeks of 1998.

                Long-term debt at September 6, 1998 consisted of $1,113,000 of capital lease obligations and a $117,000 note for site construction costs which is included in other long-term liabilities on the balance sheet.

                The Company's outstanding Series B non-voting convertible preferred stock is currently held by one entity and is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis. Although no Series A preferred stock is currently outstanding, holders of Series A preferred stock, if any, would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders. When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings (before interest, taxes, depreciation and amortization) of at least $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's board of directors), Series A preferred stockholders, if any, would be entitled to elect a majority of the Company's Board of Directors. Based on its year-to-date financial performance, the Company does not expect to achieve this earnings target. Upon achievement of certain per-share market price test, the Company may force a mandatory conversion of the Series A preferred stock to common stock. No shares of Series C preferred stock are currently outstanding, but an option to purchase such shares is outstanding. All shares of preferred stock are senior to the Company's common stock with respect to dividends and with respect to distribution on liquidation.

                The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company has lease commitments on two additional locations and currently has no plans for expansion beyond this. The Company intends to resume its restaurant expansion if and when its financial performance improves and financing is in place. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements can be met by existing cash balances and cash provided by operations. The Company is seeking additional financing to meet its required debt reductions under its line of credit, to complete its capital requirements for committed restaurant expansion and to provide greater flexibility toward its planned restaurant closures, improving its operating performance and resuming restaurant expansion.

Impact of Inflation

                Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The Federal minimum wage increased effective September 1, 1997, and the State of California minimum wage increased effective March 1, 1998. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs may be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.


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

                The Company is currently in the process of migrating its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. The Company expects to complete this system migration, begun in 1997, during 1999 with no significant incremental costs. In accordance with its strategic information plan, the Company is already replacing certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. The Company expects to have the critical restaurant systems in place by approximately the middle of 1999 at an estimated cost of $500,000 which is to be capitalized in accordance with normal policy and which will be funded either through operating cash flow or equipment lease financing.

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

                Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996 and reported a modest profit in 1997. The Company has reported an operating loss for the first thirty-six weeks of 1998.

                Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales have continued to decline in each quarter through the end of 1997. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9% and 2.7% for fiscal years 1994, 1995, 1996 and 1997, respectively, and a comparable store sales decline of 6.3% in the first thirty-six weeks of 1998. There can be no assurance that comparable store sales will improve or that the Company will return to long-term profitability.

                Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company has closed or sold twelve restaurants to date. The Company closed three restaurants at the end of 1995 and eight in 1996 in accordance with a restructuring plan announced at the end of 1995. The Company closed no restaurants in 1997, but identified one other restaurant for closure in 1998 at the expiration of its lease term. This restaurant closed in the second quarter of 1998 with no material impact on the Company's financial position, results of operations or cash flows. The Company opened one Fresh Choice restaurant in 1996. In 1997, the Company acquired the Zoopa trade name and three Zoopa restaurants (in Tacoma, Tukwila and Bellevue, Washington) and opened an additional two new Zoopa restaurants (in San Antonio and Houston, Texas). In the second quarter of 1998, the Company opened one new Zoopa restaurant (in Houston, Texas) and after the close of the third quarter of 1998, the Company opened one new Fresh Choice restaurant (in Fort Worth, Texas). Subsequent to the end of the third quarter, the Board of Directors authorized the closing of up to four previously-impaired restaurants over the next year; in addition, the Company identified two other restaurants where it does not intend to renew the leases.

                The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company has lease commitments on two additional locations and currently has no plans for expansion beyond this. The Company intends to continue its expansion if and when its financial performance improves and financing is in place; however, there can be no assurance that the Company will be able to continue expansion. The Company's ability to implement successfully an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

                On a long-term basis, the Company intends to continue to expand its operations in markets outside of California, contingent upon its financial performance and financing. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of October 21, 1998, the Company had opened or purchased nine restaurants in Texas, six restaurants in the state of Washington and three restaurants in the Washington, DC metropolitan area. Of the twelve restaurants closed or sold, two were in Texas, one was in the state of Washington, six were in California, and three were in the Washington, DC metropolitan area (where the Company no longer operates). Subsequent to the close of the third quarter, the Company announced planned restaurant closures, including up to four previously-impaired restaurants and two restaurants where the Company does not intend to renew the leases, involving restaurants located in Washington and California.

                Geographic Concentration. As of October 21, 1998, 42 of the Company's 54 restaurants are located in California, primarily in the San Francisco Bay Area. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

                Ability to Obtain Additional Financing. Although the Company has slowed its expansion, it intends to continue restaurant expansion if and when its financial performance improves and financing is in place. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its ability to restore profitability and obtain funds. The Company is seeking additional financing to meet its required debt reductions under its line of credit, to complete its capital requirements for committed restaurant expansion and to provide greater flexibility toward its planned restaurant closures and improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

Results of Operations

                The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:



                                                      Twelve Weeks Ended                      Thirty-Six Weeks Ended
                                         --------------------------------------      --------------------------------------------
(In thousands)                           September 6, 1998    September 7, 1997      September 6, 1998          September 7, 1997
                                         -----------------    -----------------      -----------------          -----------------
NET SALES                                $18,644   100.0 %   $ 18,334      100.0%    $ 52,202      100.0%      $ 51,819      100.0%

COSTS AND EXPENSES:
    Cost of sales                          4,886    26.2 %      4,861       26.5%      13,723       26.3%        13,966       27.0%
    Restaurant operating expenses:
           Labor                           5,879    31.5 %      5,445       29.7%      16,920       32.4%        15,821       30.5%
           Occupancy and other             5,683    30.5 %      5,076       27.7%      16,175       31.0%        15,328       29.6%
    Depreciation and amortization            889     4.8 %        723        3.9%       2,558        4.9%         2,121        4.1%
    General and administrative expenses    1,219     6.5 %      1,199        6.6%       3,780        7.2%         4,049        7.8%
                                         -----------------    -----------------      -----------------          -----------------

           Total costs and expenses       18,556    99.5 %     17,304       94.4%      53,156      101.8%        51,285       99.0%
                                         -----------------    -----------------      -----------------          -----------------

OPERATING INCOME (LOSS)                       88      0.5%      1,030        5.6%        (954)     (1.8)%           534        1.0%

    Interest income                           --       --%         39        0.2%           8         --%           128        0.2%
    Interest expense                         (59)   (0.3)%         (4)        --%        (139)     (0.3)%           (13)       0.1%
                                         -----------------    -----------------      -----------------          -----------------

    Interest income (expense), net           (59)   (0.3)%         35        0.2%        (131)     (0.3)%           115        0.3%
                                         -----------------    -----------------      -----------------          -----------------

INCOME (LOSS) BEFORE INCOME TAXES             29      0.2%      1,065        5.8%      (1,085)     (2.1)%           649        1.3%

    Provision for (benefit
    from) income taxes                        --       --%         --         --%          --         --%            --         --%
                                         -----------------    -----------------      -----------------          -----------------

NET INCOME (LOSS)                        $    29      0.2%   $  1,065        5.8%    $ (1,085)     (2.1)%      $    649        1.3%
                                         =================    ==================     =================          =================

Number of restaurants:
    Open at beginning of period               53                   51                      53                        48
                                         =======             ========                ========                  ========
    Open at end of period                     53                   51                      53                        51
                                         =======             ========                ========                  ========

                The following table presents the components of average operating income (loss) on a per restaurant basis, based on the average number of restaurants open during the period:



                                                     Twelve Weeks Ended                     Thirty-Six Weeks Ended
                                         ----------------------------------------  -----------------------------------------
(In thousands)                            September 6, 1998    September 7, 1997   September 6, 1998       September 7, 1997
                                         -------------------  -------------------  ------------------      -----------------
NET SALES                                $   352      100.0%  $   359      100.0%  $   987     100.0%      $ 1,046    100.0%
COSTS AND EXPENSES:
  Cost of sales                               92       26.2%       95       26.5%      259      26.3%          282     27.0%
  Restaurant operating expenses:
         Labor                               111       31.5%      107       29.7%      320      32.4%          319     30.5%
         Occupancy and other                 107       30.5%      100       27.7%      306      31.0%          309     29.6%
  Depreciation and amortization               17        4.8%       14        3.9%       48       4.9%           43      4.1%
  General and administrative expenses         23        6.5%       24        6.6%       71       7.2%           82      7.8%
                                         -------------------  -------------------  ------------------      -----------------
         Total costs and expenses            350       99.5%      340       94.4%    1,004     101.8%        1,035     99.0%
                                         -------------------  -------------------  ------------------      -----------------
OPERATING INCOME (LOSS)                  $     2        0.5%  $    19        5.6%  $   (17)     (1.8)%      $   11      1.0%
                                         ===================  ===================  ==================      =================
 Average restaurants open                   53.0                 51.0                 52.9                    49.5
                                         =======              ========             =======                 =======



Results of Operations:  Twelve Weeks Ended September 6, 1998
Compared to Twelve Weeks Ended September 7, 1997

                Net Sales. Net sales for the third quarter ended September 6, 1998 were $18,644,000, an increase of $310,000, or 1.7%, from sales of
$18,334,000 for the third quarter ended September 7, 1997. The primary components of the net increase in sales were:


Incremental sales from new or acquired restaurants          $   784,000

Decline in comparable store sales                              (320,000)

Absence of sales from closed restaurant                        (154,000)
                                                            -----------

                                                            $   310,000
                                                            ===========


                Sales for the quarter reflect an increase in the number of restaurants (five new restaurants were added in 1997 and one new restaurant in 1998) offset by a comparable-store sales decline versus 1997 of 1.9% for the quarter.
                Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 1.5% in the third quarter. The comparable store average check was $6.83 in the third quarter, a decrease of 0.4% versus $6.86 in the third quarter of 1997 as the Company increased its discounting levels in the quarter.

                Net sales per restaurant averaged $352,000 in the third quarter of 1998, a decrease of 1.9% from net sales per restaurant of $359,000 in the third quarter of 1997.

                Costs and Expenses. Cost of sales (food and beverage costs) was 26.2% of sales in the third quarter of 1998 compared to 26.5% in the third quarter of 1997, a decrease of 0.3% of sales. The Company's food costs continue to benefit from a food program, developed and implemented in the second half of 1997, which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests.

                Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 62.0% of net sales in the third quarter of 1998 compared to 57.4% of sales in the third quarter of 1997, an increase of 4.6% of sales.

                Labor costs were 1.8% of sales higher than last year. This increase is primarily the result of minimum wage increases and a highly competitive labor market which have contributed to an increase in the Company's average wage rate in 1998. In addition, the fixed portion of labor costs became a higher percentages of sales as comparable store sales declined.

                Occupancy and other costs were 2.8% of sales higher than last year. This increase was primarily the result of higher restaurant maintenance and supply costs along with higher occupancy costs as a result of CPI-related rent increases. Occupancy and other costs also increased as a percentage of sales due to the impact of a 1.9% comparable store sales decline on these mostly fixed costs and to higher advertising costs in the current quarter compared to the same quarter last year. The Company invested 3.0% of sales in advertising this quarter versus 2.4% of sales in the prior year quarter, an increase of 0.6% of sales.

                Depreciation and Amortization. Depreciation and amortization expenses were 4.8% of sales in the third quarter of 1998 compared to 3.9% of sales in the third quarter of 1997. This increase is primarily a result of lower average unit sales compared to the third quarter of 1997, additional restaurants operating this year compared to last year, additional investment in remodeled restaurants and start-up cost amortization in the current year.

                General and Administrative Expenses. General and administrative expenses were 6.5% of sales in the third quarter of 1998 compared to 6.6% of sales in the third quarter of 1997. These expenses increased only $20,000 in the third quarter of 1998 compared to the third quarter last year as a result of continued staffing and cost controls.

                Interest Income. The Company had no interest income in the third quarter of 1998 compared to $39,000 in the third quarter of 1997. Last year, the Company earned interest income primarily from the investment in money market funds of the excess proceeds from its September 1996 sale of series B preferred stock to Crescent Real Estate Equities Limited Partnership. The Company subsequently used the excess proceeds to construct or purchase new restaurants and remodel existing restaurants.

                Interest Expense. Interest expense consists primarily of fees and interest related to the Company's short-term line of credit facility and capital lease obligations for equipment leases. Interest expense increased to $59,000 in the third quarter of 1998 compared to $4,000 in the third quarter of 1997 due primarily to short-term borrowings in the current year versus no borrowing in last year's third quarter and to new equipment leases at three of the Company's new restaurants.

                Income Taxes. In the third quarters of 1998 and 1997, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income.

Results of Operations:  Thirty-Six Weeks Ended September 6, 1998
Compared to Thirty-Six Weeks Ended September 7, 1997

                Net Sales. Net sales for the thirty-six weeks ended September 6, 1998 were $52,202,000, an increase of $383,000, or 0.7%, from sales of
$51,819,000 for the thirty-six weeks ended September 7, 1997. The primary components of the net increase in sales were:


Incremental sales from new or acquired restaurants          $ 3,795,000

Decline in comparable store sales                            (3,083,000)

Absence of sales from a closed restaurant                      (329,000)
                                                            -----------

                                                            $   383,000
                                                            ===========

                Sales for the first thirty-six weeks of 1998 reflect an increase in the number of restaurants (five new restaurants were added in 1997 and one new restaurant in 1998) offset by a comparable-store sales decline versus 1997 of 6.3% year to date. Comparable store customer counts, which include only restaurants open and operated by the Company at least 18 months, declined 7.1%. The comparable store average check was $6.87, an increase of 0.9% versus $6.81 last year.
                Net sales per restaurant averaged $987,000 in the first thirty-six weeks of 1998, a decrease of 5.6% from net sales per restaurant of $1,046,000 in the first thirty-six weeks of 1997. Sales in 1998 were adversely impacted in the first quarter of 1998 by the El Nino storms in the Company's core Northern California markets and by the lingering effect of El Nino weather patterns into the second quarter. In addition, the Company launched a major advertising program, including television support, in last year's first quarter.

                Costs and Expenses. Cost of sales (food and beverage costs) was 26.3% of sales in the first thirty-six weeks of 1998 compared to 27.0% in the first thirty-six weeks of 1997, a decrease of 0.7% of sales. The Company continued to benefit from its food program, developed and implemented in the second half of 1997, which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests.

                Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 63.4% of net sales in the first thirty-six weeks of 1998 compared to 60.1% of sales in the first thirty-six weeks of 1997, an increase of 3.3% of sales.

                Labor costs were 1.9% of sales higher than last year, primarily due to the fixed portion of labor cost which became a higher percentages of sales as comparable store sales declined and a higher average wage resulting primarily from the increase in the California minimum wage and highly competitive labor markets.

                Occupancy and other costs were 1.4% of sales higher than the prior year, primarily due to the impact of the comparable store sales decline on these mostly fixed costs and to CPI-related rent increases offset by lower advertising costs compared to the same year to date period last year. The Company invested 3.1% of sales in advertising this year versus 3.8% of sales in the prior year, a decrease of 0.7% of sales.

                Depreciation and Amortization. Depreciation and amortization expenses were 4.9% of sales in the first thirty-six weeks of 1998 compared to 4.1% of sales in the first thirty-six weeks of 1997. This increase is primarily a result of lower average unit sales, the Company's investment in new and remodeled restaurants and increased start-up cost amortization in the current year.

                General and Administrative Expenses. General and administrative expenses were 7.2% of sales in the first thirty-six weeks of 1998 compared to 7.8% of sales in the first thirty-six weeks of 1997. These expenses decreased $269,000 year to date compared to the same period last year as a result of continued staffing and cost controls.

                Interest Income. Interest income declined to $8,000 in the first thirty-six week of 1998 compared to $128,000 in the first thirty-six weeks of 1997. Last year, the Company earned interest income primarily from the investment in money market funds of the excess proceeds from its September 1996 sale of series B preferred stock to Crescent Real Estate Equities Limited Partnership. The proceeds were subsequently used to construct or purchase new restaurants and remodel existing restaurants.

                Interest Expense. Interest expense consists primarily of fees and interest related to the Company's short-term line of credit facility and capital lease obligations for equipment leases. Interest expense increased to $139,000 in the first thirty-six weeks of 1998 compared to $13,000 in the first thirty-six weeks of 1997 due primarily to short-term borrowings in the current year versus no borrowing in last year's year-to-date period and to new equipment leases at three of the Company's new restaurants.

                Income Taxes. The Company recorded no tax benefit from its operating loss for the first thirty-six weeks of 1998 as the Company continued to provide valuation allowances against its net deferred tax assets. For the first thirty-six weeks of 1997, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income.


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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRESH CHOICE, INC.
                                    (Registrant)


                                    /s/ Everett F. Jefferson
                                    ----------------------------------------
                                    Everett F. Jefferson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ David E. Pertl
                                    ----------------------------------------
                                    David E. Pertl
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated:  October 21, 1998

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
                 September 3, 1993

INDEX TO FORM 10-Q EXHIBITS continued



EXHIBIT
NO.                                               DESCRIPTION
---                                               -----------
10.15   (5)      Amendment No. 3 dated April 27, 1994 to the Business Loan  Agreement dated September 3,
                 1993

10.16   (6)      Loan and Security Agreement dated December 20, 1995 with Silicon Valley Bank

10.17   (6)      Third Party Security agreement dated December 20, 1995 between Silicon Valley Bank and
                 Moffett Design Corporation

10.18   (6)      Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon
                 Valley Bank on December 20, 1995

10.19   (6)      Common Stock Purchase Warrant to Purchase 100,000 Shares of the
                 Company's Common Stock issued to Bain & Company, dated December 15, 1995

10.20   (6) (3)  Employment Offer Letter to Robert Ferngren dated November 9, 1995

10.21   (9) (3)  Amendment dated July 29, 1996 to Employment Offer Letter to Robert Ferngren

10.22   (10)(3)  Severance Agreement with Charles A. Lynch dated July 18, 1996

10.23   (10)(3)  Severance Agreement with David Anderson dated July 18, 1996

10.24   (10)(3)  Severance Agreement with Tim G. O'Shea dated July 18, 1996

10.25   (10)(3)  Severance Agreement with Joan M. Miller dated July 18, 1996

10.26   (11)(3)  Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27   (11)(3)  Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28   (11)(3)  Amendment to Employment Offer Letter to Everett F. Jefferson dated   February 10, 1997

10.29   (11)     Loan Modification Agreement dated November 27, 1996 with Silicon Valley Bank

10.30   (11)(3)  Severance Agreement with Tina Freedman dated March 13, 1997

10.31   (12)     Agreement of Sale and Purchase dated April 2, 1997 with RUI One Corp.

10.32   (12)     Amendment to Loan and Security Agreement dated July 9, 1997 with   Silicon Valley Bank

10.33   (13)     Amendment to Loan and Security Agreement dated May 27, 1998 with   Silicon Valley Bank

10.34   (13)(3)  Consulting Agreement with Charles A. Lynch dated April 17, 1998

27      (7)      Financial Data Schedule


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

(13) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.