Form 10-K
period 1998-12-27
FRESH CHOICE INC
filed 1999-03-26
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[ ]                FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on February 26, 1999 was $5,945,000. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at February 26, 1999 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of February 26, 1999 was 5,718,847.

                       DOCUMENTS INCORPORATED BY REFERENCE


          Documents                                  Form 10-K Reference
          ---------                                  -------------------
(1) Proxy Statement for the Annual Meeting                Part III
of Stockholders scheduled for May 20, 1999

                               FRESH CHOICE, INC.

                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


                                                                                Page
                                                                                 No.
                                                                                ----
PART I ...............................................................            3

Item 1. BUSINESS .....................................................            3
Item 2. PROPERTIES ...................................................           14
Item 3. LEGAL PROCEEDINGS ............................................           15
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........           15

PART II ..............................................................           15

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS ..........................................           15
Item 6. SELECTED FINANCIAL DATA ......................................           16
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..........................           16
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..           27
Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................           27
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ..........................           28

PART III .............................................................           28

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........           28
Item 11. EXECUTIVE COMPENSATION 28
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT 28
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 28

PART IV ..............................................................           29

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K .................................................           29

SIGNATURES ...........................................................           51

INDEX TO FORM 10-K EXHIBITS ..........................................           52

FORM 10-K EXHIBITS

                                     PART I


        Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures, settlement of lease obligations and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business - Business Risks". In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.


ITEM 1. BUSINESS.

        As of February 26, 1999, the Company operated 51 restaurants in California (40), the state of Washington (4) and Texas (7) under the names "Fresh Choice" and "Zoopa." Fresh Choice and Zoopa restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen yogurt and other desserts, offered in a limited-service format. The Company's goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and value appeal of traditional buffet restaurants.

        The restaurants use only fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered a minimum of four days per week to each restaurant, and all menu items are prepared on-site. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in exhibition-style cooking areas throughout the day. Guests make their selections at various arcades including a salad arcade, a soup, baked potato, hot pasta and pizza arcade, a muffin, breads and bakery goods arcade, and a fresh fruit, frozen yogurt and specialty dessert arcade.

        The Company believes that it provides its guests an excellent price/value relationship by offering unlimited servings for a current fixed price of $6.29 at weekday lunch, $6.99 for Saturday and Sunday lunch and $7.79 at dinner, in most locations, plus the cost of a beverage. The Company's wide variety of high-quality food and attractive prices are designed to appeal to a broad range of guests, including families, business professionals, students and senior citizens. In addition, the Company believes the concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

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

        The Company acquired the Zoopa trade name and three Zoopa restaurants in fiscal 1997 and opened an additional three new Zoopa restaurants during fiscal 1997 and 1998. In addition the Company opened one new Fresh Choice restaurant in fiscal 1998. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating and advertising efficiencies, enhance brand-name recognition, and discourage competition.

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

        In December 1995, after an analysis of the sales potential and operating economics of every restaurant in the chain, the Company announced a $23.9 million restructuring plan. The plan called for closing as many as ten of the Company's restaurants and for a partial write-down of assets to estimated fair value in other restaurants. The Company closed or sold 11 restaurants under this plan, including three restaurants in 1995 and an additional eight in 1996. As of December 27, 1998, the Company had completed this restructuring plan.

        In December 1998, the Company recorded a $3.7 million restructuring charge for the closure of four previously impaired underperforming restaurants and for the closure of two additional restaurants where it does not intend to renew the leases. The charge also included the impairment of two additional restaurants in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of."

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

        Extensive Food Selection. The restaurant's broad selection of food offerings is designed to appeal to a wide range of guests. Each restaurant features a selection of specialty salads daily, prepared from recipes developed by the Company, as well as salad ingredients and a variety of dressings that allow guests to create their own salads. Each restaurant also offers a selection of freshly-prepared soups, hot Sizzlin' Pan pasta dishes, pizza, hot breads, muffins and other bakery goods, baked potatoes, fruits, frozen yogurt and other desserts.

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

        Distinctive Design and Decor and Casual Atmosphere. The Company devotes significant resources to the design and decor of its restaurants. The restaurants have a flexible design which can accommodate a variety of available sites. The Company's new restaurant design and decor incorporated into its new restaurants and the current Fresh Choice restaurants remodel plan, uses an interior design that is in the style of an open-air international marketplace, like a farmer's market. The food is displayed in colorful arcades with fun and distinctive signage segregating each arcade section.

        Restaurant Locations. The Company's site selection strategy is generally to cluster its restaurants in each of its target markets in order to realize operating and marketing efficiencies, enhance brand-name recognition, and discourage competition.


RESTAURANT ECONOMICS

        For the 52 weeks ended December 27, 1998, the 49 restaurants open throughout the entire period generated average net sales of approximately $1,438,000 and average cash flow, after occupancy expenses, of approximately $163,000 or 11.4% of net sales. During fiscal 1998, the Company opened two new restaurants in Texas at an average cash cost of $1,140,000, not including pre-opening expenses.


CONCEPT AND MENU

        Each Fresh Choice and Zoopa restaurant features a salad bar offering signature specialty tossed and prepared salads with an extensive choice of salad ingredients and dressings. All specialty tossed salads and specialty prepared salads are clearly marked, and low-fat and fat-free items are prominently identified. Throughout the day several crewmembers maintain the salad bar and replenish individual salads and ingredients from the opposite side of the salad bar, minimizing interference with guests. Separate exhibition-style arcades offer fresh soups, hot pasta dishes, pizza, baked potatoes, hot breads, muffins and other bakery goods, fresh fruits, frozen yogurt and other desserts. During peak hours, each guest is escorted to his or her table. Each guest may obtain unlimited refills of all food dishes, soft drinks, lemonade, coffee and tea. The Company is also actively improving the aesthetic appeal of its restaurants by enhancing the merchandising of many of the fresh products used daily in the arcades to create a more inviting, warm, and visually abundant atmosphere.

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

        Soups. The restaurants offer a variety of soups selected daily from among its more than 30 soup recipes. All soups are prepared on-site utilizing fresh produce and other high-quality ingredients, and include low-fat and non-fat selections.

        Pasta. The restaurants offer Sizzlin' Pan Pasta, a line of pan-sauteed pasta recipes prepared for guests continually throughout the day. Recipes feature high-quality pastas, sauteed in olive oil, garlic, and white wine with fresh herbs, vegetables, and meats. Individual pastas and sauces are still offered on a daily basis, in addition to Sizzlin' Pan Pasta dishes.

        Pizza. The restaurants offer tasty three-cheese pizza fresh from the oven all day long. In addition vegetable or other topped pizzas may be offered.

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


GUEST SERVICE

        The Company is committed to providing a superior level of service in order to distinguish itself from traditional limited-service restaurants. During peak hours, guests are escorted from the salad bar to a table. Crewmembers are in the dining area during meal hours to provide follow-on beverage service, to clean and bus tables, and to attend to other guest needs.

        The Company devotes substantial attention and resources to maintaining the cleanliness and consistent high-quality presentation of the salad bar and other exhibition cooking areas in order to enhance the visual appeal of the Company's food offerings. The restaurant's crewmembers are present behind the salad bar and in the exhibition cooking areas to replenish and replace food offerings, to answer guest questions, and to assist guests in serving themselves. All crewmembers in each restaurant are required to maintain a high standard of dress and grooming.

        The Company actively solicits guest input through the use of comment cards prominently displayed in several areas in each restaurant, and attempts to respond in writing to all guest complaints and suggestions.


RESTAURANT DESIGN

        The Company's restaurants utilize a 60-foot salad bar, with the cash registers placed at the end of the salad bar in most of the restaurants before the guest has access to the other food service areas. A few of the Company's restaurants, including its new restaurants, have been designed so that the cash registers are positioned toward the front of the restaurant to provide guests with direct access to the various food service areas. The Company opened two new restaurants in Texas in 1998. These restaurants incorporate an open, colorful, fun, brighter, more inviting decor package and a more efficient layout. The new decor has been incorporated into the Company's ongoing remodel plans.

        The Company's restaurants typically range from 5,500 to 7,400 square feet, seating from 160 to 250 guests. Many of the Company's restaurants provide limited outdoor seating. The flexible design of the restaurants enables the Company to take advantage of a broad range of available sites.


REMODELING

        Remodeling is an integral part of the Company's strategic plan. Restaurants typically require remodeling every five to seven years. The Company has incorporated many of the design elements of its new Zoopa restaurants into its remodeling plans. Eight restaurants were remodeled in 1998 at a total cost of approximately $1,500,000. Ten to fifteen restaurants are scheduled to be remodeled in 1999 at an expected total cost of approximately $1,100,000 to $1,700,000. Future remodel plans will be developed based upon an evaluation of the results of these remodels.


SITE SELECTION

        To date, the Company has located its restaurants in regional malls, strip centers and freestanding locations. The Company considers the location of each restaurant to be critical to its long-term success, and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on market area demographics including targets for population, household income and education, as well as site specific characteristics including daytime traffic volumes and patterns, visibility, accessibility and availability of adequate parking. The Company also reviews potential competition and guest activity at other restaurants operating in the area. The Company believes that its flexibility in utilizing its different restaurant layouts gives it a competitive advantage in selecting sites. The Company requires approximately six to twelve months after identifying a site to complete negotiation of a lease and construct and open a new restaurant. While the Company currently leases most of its restaurant sites and expects to lease virtually all of its sites in the future, it may purchase one or more sites for construction of new restaurants if available on acceptable financial terms. Currently, the Company owns land and buildings at two of its restaurant sites and owns buildings on leased land at seven others.


EXPANSION STRATEGY

        The Company opened two new restaurants in 1998 in Houston and Fort Worth, Texas and has put further plans for restaurant expansion on hold until financial performance improves. However, the Company plans to test a new Fresh Choice Express unit designed for office buildings and other high traffic captive locations utilizing our local restaurants for much of the prep work, thus keeping capital and operating costs down. Further expansion of the Fresh Choice Express concept will be based upon an evaluation of the results of this test. In addition, the Company frequently reviews the operating performance and profitability of its restaurants, and, to the extent they do not meet expectations for operating performance, restaurants will be evaluated for possible closure.

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

        The Company currently operates all of its existing restaurants, and has no plans to offer franchises or to begin purchasing rather than leasing its restaurant sites on a regular basis.

        There can be no assurance that the restaurants will be successful outside the Company's existing Northern California markets, in locations where the Company has limited operating experience, where the weather is more seasonal, or where regional tastes and restaurant preferences may be different. In addition, the Company's ability to resume an expansion strategy will depend upon a variety of factors, including the selection and availability of suitable restaurant locations, the construction of new restaurants in a timely manner, the availability of capital to finance expansion, equipment costs and other factors, many of which are beyond the Company's control. When the Company resumes expansion, there can be no assurance that the Company will be successful in opening the number of restaurants anticipated, that those restaurants will be opened in a timely manner, or that, if opened, those restaurants will be operated profitably.


MARKETING AND PROMOTION

        The Company's marketing strategy in its existing markets is to increase unaided brand awareness toward building top-of-mind recall of the Fresh Choice or Zoopa brand resulting in increased usage among targeted consumers.

        The Company intends to maximize exposure within its target market with high impact, broad reaching mediums such as free standing inserts and radio. In addition, the Company intends to continue to use targeted direct mail throughout the year in selected markets. These tactics are designed to leverage both the high level of aided awareness that has been achieved by the brand and build an identifiable perception of Fresh Choice or Zoopa in the mind of the consumer. Additionally, by consistently providing a positive dining experience, the Company believes it benefits from significant word-of-mouth advertising.

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


RESTAURANT OPERATIONS AND MANAGEMENT

        Management and Crewmembers. The Company has endeavored to establish a strong corporate identity and culture and to maintain quality and consistency in its restaurants through the careful training of personnel and the establishment of rigorous standards relating to food purchasing and preparation and maintenance of the serving areas and facilities. Responsibility for managing the Company's restaurant operations is currently shared by seven regional managers, who report to the Vice President of Operations who reports to the President and CEO. Regional managers are generally responsible for four to ten restaurants.

        The management staff of a typical Fresh Choice restaurant consists of one general manager, two or three restaurant managers and one to two shift supervisors. The Company externally recruits most of its restaurant managers, virtually all of whom have prior restaurant management experience. Most of the Company's current general managers have been promoted from restaurant managers. All newly-hired assistant managers participate in the Company's training course. Each restaurant also employs approximately 40 hourly crewmembers, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation and profitability of the restaurant. To enhance quality, service, cleanliness, maintenance and safety, the Company has developed detailed systems, procedures and controls with respect to labor and food cost standards, food preparation, planning and scheduling. The Company's culture emphasizes a sense of ownership and entrepreneurship. The Company maintains a variety of programs to reward excellent service and performance by each crewmember at the restaurant level. In addition to a competitive base salary, the Company has an incentive plan that rewards restaurant managers based upon achieving sales and profit targets, controlling costs and quality of operations.

        Food Purchasing. The Company has designed systems for determining order quantities and has developed preparation methods that together ensure freshness, maximize usage and minimize waste. Most food items are purchased on a centralized basis to ensure uniform quality and adequate supplies, and to obtain competitive prices. To the extent possible, the Company purchases food items pursuant to fixed-price, long-term contracts that are not subject to minimum quantity requirements. All produce is purchased from sources that have been pre-qualified to meet the Company's specifications. Produce is delivered directly to individual restaurants. At each restaurant, the management team is responsible for assuring that all deliveries meet the Company's guidelines regarding freshness and quality. The Company believes alternate sources are available for all products.

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

        Training and Support. The Company believes that its training programs have been successful in developing commitment to the Company, a consistent level of execution, and high-quality guest service. Upon joining Fresh Choice, each restaurant manager participates in an eight-week training course that covers all aspects of restaurant operations and develops management skills. All crewmembers are instructed through a combination of written materials and hands-on training prior to their performance being validated by a certified trainer and restaurant management. In addition, the Company creates and facilitates management and hourly crewmember workshops that apply to and support the Company's current goals and objectives.

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

COMPETITION

        The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. The Company believes that it competes favorably with respect to these factors, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship.


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


EMPLOYEES

        As of February 26, 1999, the Company had approximately 2060 crewmembers. These included approximately 1855 hourly restaurant crewmembers, of whom approximately 1485 were part-time crewmembers, approximately 164 full-time restaurant managers and trainees and approximately 41 full-time corporate management and staff. None of the Company's crewmembers is represented by a labor union. The Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company as of February 26 , 1999 are as follows:


          NAME                AGE                               POSITION
          ----                ---                               --------
Everett F. Jefferson           60          President, Chief Executive Officer and Director

David E. Pertl                 46          Senior Vice President and Chief Financial Officer

Tim G. O'Shea                  51          Senior Vice President, Marketing

Joan M. Miller                 47          Senior Vice President, Human Resources

Tina E. Freedman               38          Senior Vice President, Product Development and
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

        Mr. Pertl joined Fresh Choice in January 1997 as Vice President and Chief Financial Officer and was named a Senior Vice President in December 1998. Mr. Pertl was Vice President and Chief Financial Officer of Summit Family Restaurants, Inc., a publicly-held family style restaurant company from September 1989 until July 1996, when Summit was acquired. From September 1977 to September 1989 he held various financial positions with Ponderosa, Inc., including Senior Vice President and Chief Financial Officer from January 1987 to September 1989.

        Mr. O'Shea joined Fresh Choice in March 1996 as Vice President, Marketing and was named a Senior Vice President in December 1998. From July 1991 to March 1996 he was Vice President, Marketing for retail and foodservice products for W.R. Grace and Co., a food processor. Mr. O'Shea has over 25 years of experience in restaurant management and marketing including positions as Vice President of Foodservice Marketing for Culinary Brands, Inc. from January 1987 to June 1991 and Vice President and General Manager of the hotel foodservices division of Saga Corporation from October 1975 to January 1987.

        Ms. Miller joined Fresh Choice in June, 1995 as Vice President, Human Resources and was named a Senior Vice President in December 1998. From March 1992 to March 1995 she was Vice President, Human Resources for Medallion Mortgage Co., a mortgage banking company. From March 1990 to March 1992 she was an attorney with Littler Mendelson Fastiff Tichy & Mathiason, specializing in labor law.

        Ms. Freedman joined Fresh Choice in May 1992 as a restaurant manager and was named Vice President, Product Development and Purchasing in August 1996, was elected as an executive officer in March 1997 and was named a Senior Vice President in December 1998. Ms. Freedman has held various positions at Fresh Choice, including Director of Product Development from April 1995 to August 1996, Director of Training from December 1994 to April 1995, Regional Manager from October 1993 to

December 1994, and General Manager from September 1992 to October 1993. From September 1982 to May 1992 she was Director of Food Services for Macy's, California, a retail/restaurant company.


BUSINESS RISKS

        Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

        Recent Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998.

        Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales have continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996,1997 and 1998 respectively. There can be no assurance that comparable store sales will improve or that the Company will return to long-term profitability.

        Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company closed or sold eleven restaurants under this program, including three at the end of 1995, and eight in 1996. In September 1998, the Company announced a plan to close four additional previously impaired underperforming restaurants and for the closure of two additional restaurants where it does not intend to renew the leases. To date three of these restaurants have been closed. The Company opened one Fresh Choice restaurant in 1996 and in 1997, acquired the Zoopa trade name and three Zoopa restaurants and opened an additional two new Zoopa restaurants. In 1998 two additional restaurants were opened. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company has currently stopped its expansion plans and while the Company intends to resume its expansion, assuming its financial performance improves, there can be no assurance that the Company will be able to continue expansion. The Company's ability to implement successfully an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

        While on a long-term basis, the Company intends to expand its operations in markets outside of California, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of February 26, 1999, the Company had opened or purchased nine restaurants in Texas, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the fifteen restaurants closed or sold, two were in Texas, two were in the state of Washington, eight were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

        Geographic Concentration. As of February 26, 1999, 40 of the Company's 51 restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

        Competition. The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. Many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship.

        Ability to Obtain Additional Financing. The Company intends to resume restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available line of credit. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

        Control by Major Shareholder. Crescent Real Estate Equities Limited Partnership holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder. Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company's Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company's business activity. In addition because the Company did not achieve an earnings target (before interest, taxes, depreciation and amortization) of $5,500,000 in 1998, the holders of Series A preferred stock would have the right to elect a majority of the Company's Board of Directors. These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock.

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

        The Company's restaurants range from 5,500 to 7,400 square feet seating from 160 to 250 guests. Many of the Company's restaurants provide limited outdoor seating.

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

        The Company currently leases a separate facility for its executive headquarters pursuant to a lease which expires December 31, 2000. The Company believes that such facility is adequate for its office space requirements through fiscal 1999. If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.



ITEM 3. LEGAL PROCEEDINGS.

        From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this Annual Report on Form 10-K, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Stock Information. Fresh Choice, Inc.'s common stock trades on The Nasdaq Stock Market(R) under the Symbol: SALD. At February 26, 1999, 5,718,847 shares were owned by 361 stockholders of record. The following are the Company's common stock high and low closing sales prices for the fiscal years 1997 and 1998:


              1997                      High           Low
              ----                      ----           ---
         First Quarter                 4 1/2          3 3/8
         Second Quarter                4 1/8          2 15/16
         Third Quarter                 3 5/8          3 1/16
         Fourth Quarter                5 3/4          3 1/4

              1998                      High           Low
              ----                      ----           ---

         First Quarter                 3 5/8          2 3/4
         Second Quarter                4              2 13/16
         Third Quarter                 3 9/16         2
         Fourth Quarter                2 1/8          1 1/8


        Fresh Choice, Inc. had its initial public offering on December 9, 1992 at a price of $13.00. Fresh Choice, Inc. had a follow-on public offering on July 15, 1993 at a price of $25.00.

        The Company has not paid cash dividends on its common stock, and presently intends to continue this policy in order to retain its earnings for the development of the Company's business. In addition, the Company's current line of credit prohibits the payment of dividends.

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


ITEM 6. SELECTED FINANCIAL DATA.

        A five-year summary of selected financial data follows:


(Dollars in thousands)                        December 27,     December 28,    December 29,   December 31,    December 25,
                                                  1998            1997            1996            1995            1994
                                                --------        --------        --------        --------        --------
Net sales                                       $ 73,887        $ 72,978        $ 76,691        $ 84,280        $ 76,969
Operating income (loss)                           (6,199)            219          (1,818)        (30,321)          4,666
Net income (loss)                                 (6,443)            333          (2,001)        (27,796)          3,198
Basic net income (loss) per share                  (1.13)           0.06           (0.36)          (5.05)           0.59
Diluted net income (loss) per share                (1.13)           0.05           (0.36)          (5.05)           0.58
Total assets                                      33,205          35,608          37,166          37,306          58,528
Working capital (deficiency)                      (7,201)         (3,830)         (2,726)         (8,912)          2,997
Long-term debt and capital lease
  obligations, including current portion           1,647             118             208             615             879
Stockholders' equity                            $ 19,946        $ 26,318        $ 25,916        $ 22,291        $ 49,336
Number of restaurants open at end of year             51              53              48              55              51


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
 1995

        Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business - Business Risks."

RESULTS OF OPERATIONS

        Fresh Choice, Inc. operates limited-service restaurants offering specialty and traditional salads, hot pasta, hot baked potatoes, soups, breads, pizza, muffins, frozen yogurt and other deserts. The Company operated 51 restaurants at December 27, 1998, 53 restaurants at December 28, 1997, and 48 restaurants at December 29, 1996. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1998, 1997 and 1996 each contained 52 weeks.

        As of December 27, 1998, the Company had completed a restructuring plan previously announced at the end of 1995. In connection with its 1995 restructuring plan, the Company closed or sold eleven restaurants, three in 1995 and eight in 1996, and curtailed restaurant expansion. The Company returned to profitability in 1997, reporting net income of $333,000, after incurring operating losses of $2,001,000 in 1996 and $27,796,000 in 1995 (including a $23,932,000 restructuring and asset impairment charge). The Company also resumed restaurant expansion in 1997, purchasing three restaurants in Washington and building two restaurants in Texas. The Company reported an operating loss of $6,443,000, including a $3,710,000 restructuring and asset impairment charge, in 1998 and discontinued its restaurant expansion to focus on its core restaurant operations after opening two additional restaurants in Texas.

        After opening its first restaurant in 1986, Fresh Choice expanded steadily, its early growth driven by the strong unit economics of its restaurants. The Company operated 22 restaurants at the time of its initial public offering in December 1992. With $12,719,000 in net proceeds from its initial offering and an additional $19,609,000 in net proceeds from a secondary offering in July 1993, the Company accelerated its growth, opening 14 new restaurants in 1993 (including its first two restaurants outside of California), 15 new restaurants in 1994 (including seven restaurants outside of California), seven restaurants in 1995 (of which two are located outside of California) and one restaurant in 1996. The Company opened a number of locations which have not reached anticipated sales levels and opened a greater percentage of restaurants in freestanding buildings. The increase in freestanding units and other refinements and the expansion of the Company's restaurant configuration and decor resulted in an increase in the Company's initial cash investment in new units. At the same time, the Company experienced unanticipated declines in sales at its restaurants, resulting in part from increased competition in the casual/family dining sector and greater than expected cannibalization of its existing restaurants. The Company's profitability began to decline in the second half of 1994, and the Company reported its first operating loss in the fourth quarter of 1994. The Company reported additional operating losses for each quarter of 1995. In 1995, after an analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants,. The Company recorded a $23.9 million restructuring charge in 1995 in connection with the plan. At year end 1995, the Company closed three restaurants.

        The Company continued to incur an operating loss for 1996. As of year end 1996, the Company had closed or sold eleven restaurants, including the sale of two restaurants and the closure of a third restaurant in the Washington, D.C. market.

        During 1997, the Company successfully introduced a number of cost control programs which resulted in the Company reporting a modest profit of $333,000 in 1997. The Company closed no additional restaurants in 1997 but identified one restaurant for closure at the end of its lease term in 1998. The restaurant closed in 1998 with no material financial impact.

        In the fourth quarter of 1998, the Company announced a plan which provided for the closure of four previously-impaired restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. The Company recorded a $3,710,000 restructuring and asset impairment charge in connection with the plan which was implemented in response to the continued poor operating performance of the four previously-impaired restaurants, the cannibalization of sales resulting from over-building in the Company's core Northern California market and lower-than-anticipated sales at certain new restaurants. In the fourth quarter, the Company closed three of the restaurants identified for closure.

        The following table presents the components of average operating income on a per restaurant basis, based on the average number of restaurants open during the year:


(Dollars in thousands)                                       1998                   1997                  1996
                                                     -----------------       ----------------      -------------------
NET SALES                                            $ 1,393     100.0 %     $ 1,456    100.0 %    $ 1,451     100.0 %
                                                     -----------------       ----------------      -------------------

COSTS AND EXPENSES:
       Cost of sales                                     364      26.2 %         389     26.7 %        399      27.5 %
       Restaurant operating expenses:
             Labor                                       459      32.9 %         450     30.9 %        470      32.4 %
             Occupancy and other                         443      31.8 %         440     30.2 %        436      30.0 %
       Depreciation and amortization                      71       5.1 %          62      4.2 %         63       4.3 %
       General and administrative expenses               103       7.4 %         112      7.7 %        134       9.4 %
       Gain on sale of restaurants                        --         - %          --        - %         (8)       (0.6)%
       Restructuring and asset impairment expenses        70       5.0 %          --        - %         (9)       (0.6)%
                                                     -----------------       ----------------      -------------------
             Total costs and expenses                  1,510     108.4 %       1,452     99.7 %      1,485       102.4 %
                                                     -----------------       ----------------      -------------------
OPERATING INCOME (LOSS)                              $  (117)     (8.4)%     $     4      0.3 %    $   (34)       (2.4)%
                                                     =================       ================      ===================

Average restaurants open                                53.0                    50.1                  52.8
                                                     -------                 -------               -------

The following table sets forth items in the Company's statements of operations as a percentage of sales:


(Dollars in thousands)                                        1998                      1997                    1996
                                                      ------------------        ------------------      --------------------
NET SALES                                             $ 73,887     100.0 %      $ 72,978     100.0 %    $ 76,691     100.0 %
                                                      ------------------        ------------------      --------------------

COSTS AND EXPENSES:
       Cost of sales                                    19,322      26.2 %        19,480      26.7 %      21,107        27.5 %
       Restaurant operating expenses:
             Labor                                      24,345      32.9 %        22,566      30.9 %      24,853        32.4 %
             Occupancy and other                        23,503      31.8 %        22,041      30.2 %      23,021        30.0 %
       Depreciation and amortization                     3,739       5.1 %         3,082       4.2 %       3,336         4.3 %
       General and administrative expenses               5,467       7.4 %         5,590       7.7 %       7,089         9.4 %
       Gain on sale of restaurants                          --         - %            --         - %        (446)       (0.6)%
       Restructuring and asset impairment expenses       3,710       5.0 %            --         - %        (451)       (0.6)%
                                                      ------------------        ------------------      --------------------

             Total costs and expenses                   80,086     108.4 %        72,759      99.7 %      78,509       102.4 %
                                                      ------------------        ------------------      --------------------

OPERATING INCOME (LOSS)                                 (6,199)     (8.4)%           219       0.3 %      (1,818)       (2.4)%

       Interest income                                      12        -- %           166       0.2 %          77         0.1 %
       Interest expense                                   (256)     (0.3)%           (52)        - %        (260)       (0.3)%
                                                      ------------------        ------------------      --------------------

       Interest income (expense), net                     (244)     (0.3)%           114       0.2 %        (183)       (0.2)%
                                                      ------------------        ------------------      --------------------

INCOME (LOSS) BEFORE INCOME TAXES                       (6,443)     (8.7)%           333       0.5 %      (2,001)       (2.6)%

       Provision for (benefit from) income taxes            --        -- %            --        -- %          --          -- %
                                                      ------------------        ------------------      --------------------

NET INCOME (LOSS)                                     $ (6,443)     (8.7)%      $    333       0.5 %    $ (2,001)       (2.6)%
                                                      ==================        ==================      ====================


        Net sales. In 1998, net sales increased $0.9 million, or 1.2%, to $73.9 million. Two restaurants opened in 1998 and five restaurants acquired or opened in 1997 contributed $4.9 million to sales offset by a $3.2 million sales decline in the Company's 44 comparable restaurants. Four restaurants closed in 1998 accounted for a $0.8 million decline in sales.

        In 1997, net sales declined $3.7 million, or 4.8%, to $73.0 million. Eight restaurants closed or sold in 1996 accounted for a $5.9 million decline in sales and sales at the Company's 47 comparable restaurants accounted for an additional $2.1 million decline. Five new restaurants acquired or opened in 1997 and one restaurant opened in 1996 contributed incremental sales of $4.3 million.

        The Company utilizes an 18-month basis for reporting comparable store sales which management believes represents a more realistic indication of the base business trends. On this basis, comparable store sales decreased 4.8% in 1998, 2.7% in 1997, and 5.9% in 1996. Comparable store guest counts declined 6.1% in 1998, 6.8% in 1997, and 10.8% in 1996.

        The comparable store average check increased 1.4% and 4.0% in 1998 and 1997, respectively, reflecting price increases in response to federal and state-mandated increases in the minimum wage and other cost increases.

        Cost of sales. Cost of sales (food and beverage costs) were 26.2%, 26.7% and 27.5% of net sales in 1998, 1997 and 1996, respectively. Food cost per guest remained approximately the same each year as the Company continued to successfully manage food costs at the restaurants through product rotation. The Company's product rotation program is designed to maintain a quality product offering to the guest while enabling the Company to react to changing costs. Food and beverage costs declined as a percentage of sales each year due to the combined effect of controlling food costs per guest and increases in the average check.

        Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 64.7%, 61.1% and 62.4% of net sales in 1998, 1997 and 1996, respectively. In 1998, the fixed cost portion of labor became higher as a percentage of sales as comparable store sales declined and the average wage increased due to minimum wage increases and a highly competitive labor market. As a result, labor costs were 2.0% of sales higher than in 1997. In addition, occupancy and other costs were 1.6% of sales higher primarily due to the impact of the comparable store sales decline on these mostly fixed costs and to CPI-related rent increases offset by lower advertising costs. The Company invested 3.0% of sales in advertising compared to 3.6% of sales in 1997. In 1997, restaurant operating expenses were 1.3% of sales lower than in 1996 primarily as a result of improved labor costs. A higher average check, reduced restaurant level bonus payouts from the Company's bonus plans, which tied bonus payouts to achieving planned profits, and improved labor controls, which included the introduction of a revised hourly labor matrix, accounted for the improvement.

        Depreciation and Amortization. Depreciation and amortization expenses were 5.1%, 4.2% and 4.3% of sales in 1998, 1997 and 1996, respectively. The 1998 increase is primarily the result of lower average sales per restaurant, the Company's investment in new and remodeled restaurants and increased amortization of start-up costs related to four new restaurants. In 1997, a decline in start-up cost amortization related to fewer new restaurant openings and a reduction in depreciation from assets write-offs at eleven closed or sold restaurants and impairment of assets at other restaurants contributed to a decline in depreciation and amortization expenses.

        General and Administrative Expenses. General and administrative expenses were 7.4%, 7.7% and 9.4% of sales in 1998, 1997 and 1996, respectively. Continued controls over spending and staffing contributed to a $123,000 decline in general and administrative expenses in 1998. In addition, the absence of costs incurred in 1996 related to strategic consulting and other corporate matters contributed to the $1,499,000 decline in general and administrative expenses in 1997.

        Gain on Sale of Restaurants. In 1996, the Company sold two of its three restaurants in the Washington, D.C. market and closed the third restaurant which was previously identified for closure under the 1995 restructuring plan. The Company received $750,000 for the sale of the two restaurants and recorded a gain of $446,000. In addition, the Company entered into an agreement not to compete in the Washington, D.C. and Baltimore markets for a period of four years. The Company had previously recorded an impairment reserve at each of the restaurants in connection with the Company's 1995 restructuring plan. The Company assumed contingent liabilities in connection with assignment agreements on the two sold restaurants and paid cash to settle the lease obligation with the landlord of the closed restaurant.

        Restructuring and Asset Impairment Expenses. In the fourth quarter of 1998, the Company recorded a restructuring and asset impairment charge for the closure of four restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. In 1998, the Company also completed a restructuring plan previously announced at the end of 1995. The plan called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a write-down of assets to estimated fair market value for thirteen other restaurants. Management developed the 1995 restructuring plan to help restore profitability after an analysis of the sales potential and operating economies of every Fresh Choice restaurant. The Company had reported its first operating loss in the fourth quarter of 1994 and additional operating losses for each quarter of 1995. The Company based its reserve analysis on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes standards to identify and measure impairment of long-lived assets.

        In 1995, the Company recorded a $23,932,000 restructuring and asset impairment charge in connection with the restructuring plan which consisted of
(1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to the write-down of assets to fair market value at the seven restaurants identified for closure and $10,353,000 related to a write-down to fair market value at the thirteen other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with the restaurant closures and settlement of the related lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

        The Company closed six of the seven restaurants identified for closure: three restaurants were closed at the end of 1995 and three were closed in 1996. The Company decided not to close the seventh restaurant based on its improved operating performance and reversed $451,000 in 1996 of the previously-recorded restructuring expense related primarily to anticipated cash payments to close the restaurant and settle the lease obligation. The Company negotiated cash payments to landlords to settle the lease obligations for five of the closed restaurants and assumed a contingent liability in connection with a sublease agreement for the sixth closed restaurant. The Company settled the lease obligations at five of the six closed restaurants in 1996 and reversed an additional $1,618,000 of the previously-recorded restructuring expense due primarily to lower-than-estimated cash payments to settle the lease obligations. During 1997, the Company reversed an additional $732,000 of the previously-recorded restructuring expense based on updated estimates of the costs to resolve the final lease obligation. The final lease obligation was settled in 1998, and the Company reversed approximately $32,000 of excess reserve to other restaurant operating expenses. The Company attributed the lower-than-estimated cash payments to settle the six lease obligations to better-than-expected real estate markets which enabled landlords to locate new tenants for the closed locations.

        During 1996, the Company identified and closed or sold five additional restaurants for a total of eleven closed restaurants. The Company recorded a $1,618,000 restructuring charge for two of the restaurants which consisted of a
(1) $650,000 non-cash charge for the write-down of assets to fair market value at one restaurant that was not previously impaired and (2) a $968,000 charge for estimated cash costs associated with restaurant closures and settlement of lease obligations for both restaurants. The Company closed both restaurants during 1996 and reached a settlement with the landlord for the lease obligation for one restaurant in 1996 and for the other restaurant in 1997. In 1997, the Company reversed $282,000 of the previously-recorded restructuring expense due primarily to lower-than-estimated cash payments to close the restaurant and settle the lease obligations. The Company closed a third restaurant in 1996 which did not require a settlement with the landlord for the lease obligation. The Company had partially impaired the restaurant's assets in connection with its 1995 restructuring charge and charged its remaining net assets to operations at the time the restaurant closed. In addition, the Company sold two restaurants in 1996 in the Washington, D.C. market for $750,000 and recorded a gain of $446,000. The Company had previously recorded a partial write-down of assets for both of the restaurants in connection with its restructuring reserve recorded at the end of 1995. The Company is contingently liable under the assigned lease agreements on the two restaurants.

        The Company closed no restaurants in 1997, but identified one other restaurant, which was previously impaired in connection with the Company's restructuring plan, for closure in 1998 at the expiration of its lease term. The restaurant closed in 1998 with no material impact on the Company's financial position, results of operations or cash flows. In 1997, the Company recorded a $1,014,000 impairment charge for the write-down of assets to fair market value at one other restaurant in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company estimated fair value for the restaurant's assets based on the present value of expected future cash flows at the restaurant.

        In the fourth quarter of 1998, the Company recorded a restructuring and asset impairment charge for the closure of four restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. In 1998, the Company recorded a $3,710,000 restructuring and asset impairment charge which consisted of (1) a $2,415,000 non-cash charge for the write-down of restaurant assets to fair market value of which $725,000 related to the six restaurants identified for closure and $1,690,000 related to the write-down of restaurant assets to fair market value for two other restaurants and (2) a $1,295,000 charge for the estimated cash costs associated with restaurant closures and settlement of lease obligations. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

        In 1998, the Company closed three of the four restaurants identified for closure and negotiated cash payments to settle the lease obligation for one restaurant. Subsequent to December 27, 1998, the Company negotiated cash payments to settle the lease obligations at the other two restaurants. The lease obligations for all three restaurants were settled for substantially the amounts provided in the restructuring reserve. The reserve balance of $1,257,000 at December 27, 1998 consists of the estimated cash costs to close and settle the lease obligations at the six restaurants identified for closure.

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

        Of the fifteen restaurants closed by the Company, seven restaurants were outside the Company's core California market. Three closed restaurants, including the two restaurant which were sold, were in the Washington, D.C. market. Two closed restaurants were in Dallas, Texas and two closed restaurants were in the greater Seattle, Washington market area. The Company had opened three of the closed restaurants in 1995, eight in 1994, one in 1993, two in 1992 and one in 1988.

        Interest Income. Interest income was $12,000 in 1998, $166,000 in 1997, and $77,000 in 1996. In 1997 and 1996, the Company invested the excess proceeds from its September 1996 sale of series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds. The Company invested the excess proceeds pending their designated use to build or purchase new restaurants, remodel existing restaurants, upgrade information systems or increase working capital. The proceeds were subsequently used in late 1997 and in 1998 to construct or purchase new restaurants and remodel existing restaurants which accounted for the decline in interest income in 1998.

        Interest Expense. Interest expense was $256,000 in 1998, $52,000 in 1997, and $260,000 in 1996. Interest expense consisted primarily of fees and interest related to the Company's short-term line of credit facility and capital lease obligations for equipment leases. Interest expense increased in 1998 due primarily to short-term borrowings in the current year versus no borrowings in 1997 and to equipment leases at the Company's four new restaurants. Interest expense decreased in 1997 as the Company paid down its then remaining capital lease obligations. In 1996, the Company financed the construction of one restaurant through line of credit borrowings. The Company's only long-term debt during the three year period consisted of a site construction note, which is included in other long-term liabilities, and capital lease obligations.

        Provision for Income Taxes. The Company recorded no tax provision for its operating income in 1997 due to the availability of net operating loss carryforwards to offset taxable income. The Company recorded no tax benefit from its operating losses in 1998 and 1996 due to valuation allowances against its net deferred tax assets.

QUARTERLY INFORMATION

        The following table sets forth certain quarterly results of operations for 1998 and 1997:


                                         Year Ended December 27, 1998                       Year Ended December 28, 1997
                               ----------------------------------------------     ---------------------------------------------
(In thousands,                 First 12     Second 12    Third 12     Last 16      First 12   Second 12    Third 12     Last 16
  except per share data)        Weeks        Weeks        Weeks        Weeks        Weeks       Weeks       Weeks        Weeks
                               ----------------------------------------------     ---------------------------------------------
Net sales                      $ 16,192     $ 17,366     $ 18,644    $ 21,685     $ 16,106     $ 17,379    $ 18,334    $ 21,159

Operating income (loss)            (618)        (424)          88      (5,245)        (696)         200       1,030        (315)

Net income (loss)                  (647)        (467)          29      (5,358)        (649)         233       1,065        (316)

Basic net income (loss)
  per share(*)                 $  (0.11)    $  (0.08)    $   0.01    $  (0.94)    $  (0.11)    $   0.04    $   0.19    $  (0.06)

Shares used in computing
  basic per share amounts         5,682        5,686        5,695       5,701        5,661        5,663       5,669       5,672

Diluted net income (loss)
  per share(*)                 $  (0.11)    $  (0.08)    $   0.00    $  (0.94)    $  (0.11)    $   0.03    $   0.16    $  (0.06)

Shares used in computing
  diluted per share amounts       5,682        5,686        6,885       5,701        5,661        6,854       6,860       5,672

Number of restaurants open
  at end of quarter                  53           53           53          51           48           51          51          53

(*)The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year


        The Company's restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and restaurant operating income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and by restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Because of recent operating losses, restaurant closures, the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter cannot be relied upon as indicative of the results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements have been for the expansion and remodeling of its restaurant operations which the Company has traditionally financed with funds from equity offerings, cash flow from operations, landlord allowances, equipment leases and short-term bank debt. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

        As of December 27, 1998, the Company had incurred cash costs of approximately $3.4 million in connection with restaurant closures and the related settlements of lease obligations under its restructuring plan announced at the end of 1995 of which $0.7 million was incurred in 1998. At December 27, 1998, the Company had settled all obligations and had no reserve balances related to the plan.

        At December 27, 1998, the Company had a $1.3 million reserve balance which consisted of the estimated cash costs to close and settle the lease obligations at an additional six restaurants which were identified for closure in the fourth quarter. In 1998, the Company closed three of the restaurants identified for closure and negotiated cash settlement terms for the lease obligation for one restaurant. Subsequent to December 27, 1998, the Company negotiated cash settlement terms for the lease obligations at the other two restaurants. The Company expects to close the three remaining restaurants identified for closure during 1999.

        At December 27, 1998, the Company had $1,155,000 borrowed under a bank line of credit agreement. Because the Company failed to achieve certain minimum earnings for the third quarter of 1998 as specified in the bank line of credit agreement, the bank amended the agreement and reduced the maximum amount available under the line from $2,850,000 to the $1,283,500 borrowed at the time of default, increased the interest rate from prime (7.75% at December 27, 1998) plus 1.25% to prime plus 4.0%, and specified a mandatory repayment schedule through March 26, 1999. The Company met the required scheduled payments and paid off the remaining balance on December 30, 1998 when it obtained new financing. Borrowings under the line were secured by the Company's personal property and by deeds of trust on certain Company-owned real estate. The amended agreement required the Company to maintain compliance with the Company's preferred stock agreement.

        On December 29, 1998, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant.

        Borrowings under the Agreement initially bear interest at the prime rate plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings, if any, on the first and second anniversaries of the Agreement convert into term loans which bear interest at the prime rate plus 1.75% and become payable monthly based on a five-year amortization schedule. All borrowings, including any term loans, are fully payable on December 30, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

        The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. On December 30, 1998, the Company borrowed $2,075,000 of available funds and used $1,155,000 of the amount borrowed to pay off its bank line of credit. As of February 26, 1999, the Company had a maximum of $2,623,000 available under the Agreement of which it had borrowed $2,075,000.

        Long-term debt at December 27, 1998 consisted of a $117,000 note for site construction costs, which is included in other long-term liabilities on the balance sheet, and capital lease obligations. During 1998, the Company entered into equipment leases for four restaurants which provided $1,770,000 in financing under capital lease arrangements that expire in 2002.

        For the year ended December 27, 1998, the Company invested $4.7 million in property and equipment which was funded through existing cash balances, internally generated cash, line of credit borrowings and capital lease obligations. Capital expenditures of approximately $2.6 million related to new restaurants and $1.5 million related to the remodeling of eight restaurants. The Company plans to remodel between ten and fifteen restaurants in 1999 at a cost of $1.1 million to $1.7 million and has no new restaurant development planned.

        During 1998, the Company paid the remaining liability of $0.6 million related to its purchase in May 1997 of the Zoopa trade name and three Zoopa restaurants in Washington. The Company paid $1.3 million upon closing of the purchase in May 1997 and the additional $0.6 million one year later based on restaurant sales.

        During the year ended December 27, 1998 operating activities provided $1.4 million, which was net of the $0.6 million cash payment to settle the remaining liability for the three purchased Zoopa restaurants and a $0.7 million cash payment to settle the final lease obligation under the Company's 1995 restructuring plan. Operating activities included a $1.1 million increase in accounts payable that resulted primarily from extended payment terms negotiated with a major purveyor in the fourth quarter.

        The Company's outstanding Series B non-voting convertible preferred stock is currently held by one entity and is convertible, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis. Although no Series A preferred stock is currently outstanding, holders of Series A preferred stock would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders. When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. The Company did not achieve an earnings target (before interest, taxes, depreciation and amortization) of $5,500,000 in 1998 which constituted an event of default under the terms of the preferred stock agreement and triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors. Such holder has notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

        Upon achievement of certain per-share market price tests, the Company may force a mandatory conversion of the Series A preferred stock to common stock. No shares of Series C preferred stock are currently outstanding but an option to purchase such shares is outstanding. The Series A, Series B and

Series C preferred stock are senior to the Company's common stock with respect to dividends and with respect to distributions on liquidation.

        The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company intends to resume its restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business - Business Risks - Expansion." The Company believes its operating cash requirements and fiscal 1999 capital requirements can be met through existing cash balances, cash provided by operations, equipment leases and its loan and security agreement. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion.

INFLATION

        Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The Federal minimum wage increased effective September 1, 1997, the State of California minimum wage increased effective March 1, 1998, and the State of Washington minimum wage increased effective January 1, 1999. The Company raised prices in responses to these increases. No further minimum wage increases are scheduled. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.

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

        The Company is currently in the process of migrating its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. The Company expects to complete this system migration, begun in 1997, during 1999 with no significant incremental costs. In accordance with its strategic information plan, the Company is already replacing certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. The Company expects to have the critical restaurant systems in place by approximately the middle of 1999 at an estimated equipment cost of $500,000 which is to be capitalized in accordance with normal policy and which will be funded either through operating cash flow, equipment lease financing, or borrowings under the Company's loan and security agreement.

        The Company has also contacted outside entities with which it interacts electronically and requested information regarding whether or not their systems are or will be year 2000 compliant. The

Company is monitoring the progress of outside entities that are in the process of developing year 2000 compliance, but it does not believe there is a material risk to the Company that these entities will not achieve compliance or if these entities do not achieve compliance. However, there can be no assurance that the systems of other entities will be converted timely, or that a failure to convert by another entity will not have a material adverse effect on the Company. As part of its continuous monitoring process, the Company will implement contingency plans as necessary. These plans could include, but are not limited to, alternate product suppliers, manual recording and accumulation of restaurant transactions, and restriction of the tender types accepted at the restaurants.

        The Company believes it has an effective plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, that the Company does not properly identify Year 2000 issues and remediation and testing is not conducted on a timely basis with respect to the Year 2000 issues that are identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The Company will adopt this statement for its fiscal year beginning December 27, 1999. The Company does not expect that adoption of this statement will impact the Company's consolidated financial position, results of operations or cash flows.

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company will adopt SOP 98-5 effective for its fiscal year beginning December 28, 1998 and expense $70,000 of unamortized pre-opening costs at the time of adoption.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at December 27, 1998, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Company's financial statements as of December 27, 1998 and December 28, 1997 and for each of the three fiscal years in the period ended December 27, 1998, and the Independent Auditors' Report, are included in the report as listed on Page 29 of this Report, Item 14(a).

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        There is incorporated by reference the information relating to the directors of the Company set forth under the caption "Election of Directors" in the Proxy Statement. Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.

        There is incorporated by reference the information relating to executive compensation set forth under the caption "Executive Compensation and Other Matters" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        There is incorporated by reference the information relating to ownership of equity securities of the Company by certain beneficial owners and management set forth under the caption "General Information -- Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        There is incorporated by reference the information relating to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.