Form 10-K/A
period 1998-12-27
FRESH CHOICE INC
filed 1999-03-30
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

Number of shares of Common Stock, $0.001 par value, outstanding as of February 26, 1999 was 5,718,847.

                       DOCUMENTS INCORPORATED BY REFERENCE


          Documents                                  Form 10-K Reference
          ---------                                  -------------------
(1) Proxy Statement for the Annual Meeting                Part III
of Stockholders scheduled for May 20, 1999

                               FRESH CHOICE, INC.

                          ANNUAL REPORT ON FORM 10-K/A


                               TABLE OF CONTENTS


                                                                                Page
                                                                                 No.
                                                                                ----
PART I ...............................................................            3

Item 1. BUSINESS .....................................................            3
Item 2. PROPERTIES ...................................................           14
Item 3. LEGAL PROCEEDINGS ............................................           15
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........           15

PART II ..............................................................           15

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS ..........................................           15
Item 6. SELECTED FINANCIAL DATA ......................................           16
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..........................           16
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..           27
Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................           27
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ..........................           28

PART III .............................................................           28

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........           28
Item 11. EXECUTIVE COMPENSATION 28
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT 28
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 28

PART IV ..............................................................           29

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K .................................................           29

SIGNATURES ...........................................................           51

INDEX TO FORM 10-K/A EXHIBITS ........................................           52

FORM 10-K/A EXHIBITS

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


EMPLOYEES

        As of February 26, 1999, the Company had approximately 2,060 crewmembers. These included approximately 1,855 hourly restaurant crewmembers, of whom approximately 1,485 were part-time crewmembers, approximately 164 full-time restaurant managers and trainees and approximately 41 full-time corporate management and staff. None of the Company's crewmembers is represented by a labor union. The Company believes that its employee relations are excellent.

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

        The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company intends to resume its restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business - Business Risks - Expansion." Management believes its operating cash requirements and fiscal 1999 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and continuing expansion.

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

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.

      The following documents are filed as part of this Report:

       (a) 1.   FINANCIAL STATEMENTS.


                                                                      Page Nos.
                                                                      ---------
Consolidated Balance Sheets at December 27, 1998
   and December 28, 1997..............................................   F-1
Consolidated Statements of Operations for the Fiscal
   Years Ended December 27, 1998, December 28, 1997
   and December 29, 1996..............................................   F-2
Consolidated Statements of Stockholders' Equity for the
   Fiscal Years Ended December 27, 1998, December 28, 1997
   and December 29, 1996..............................................   F-3
Consolidated Statements of Cash Flow for the Fiscal Years
   Ended December 27, 1998, December 28, 1997 and December 29, 1996...   F-4
Notes to the Consolidated Financial Statements........................   F-5
Independent Auditors' Report..........................................   F-21

       2. FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

       3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report. Exhibit Nos. 10.2, 10.3, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26,
           10.27, 10.28, 10.30, 10.34, 10.37 and 10.38 are management contracts or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

       (b) REPORTS ON FORM 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

                               Fresh Choice, Inc.

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                           December 27,  December 28,
                                                                               1998           1997
                                                                             --------       --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                           $  1,830       $  2,415
         Receivables                                                              126            124
         Inventories                                                              571            461
         Pre-opening costs, net                                                    70            130
         Prepaid expenses and other current assets                                503            544
                                                                             --------       --------

         Total current assets                                                   3,100          3,674

PROPERTY AND EQUIPMENT, net                                                    29,168         30,842

LEASE ACQUISITION COSTS, net                                                      406            481

DEPOSITS AND OTHER ASSETS                                                         531            611
                                                                             --------       --------

TOTAL ASSETS                                                                 $ 33,205       $ 35,608
                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit borrowings                                           $  1,155       $     --
         Accounts payable                                                       3,324          2,271
         Accrued salaries and wages                                             1,335          1,286
         Sales tax payable                                                        876            525
         Other accrued expenses                                                 1,995          2,101
         Acquisition payable related to purchase of restaurants                    --            600
         Restructuring reserve                                                  1,257            721
         Current portion of capital lease obligations                             359             --
                                                                             --------       --------

         Total current liabilities                                             10,301          7,504

CAPITAL LEASE OBLIGATIONS                                                       1,171             --

OTHER LONG-TERM LIABILITIES                                                     1,787          1,786
                                                                             --------       --------

         Total liabilities                                                     13,259          9,290
                                                                             --------       --------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' EQUITY
         Convertible preferred stock, $.001 par value;  3.5 million shares
                 authorized; shares outstanding: 1998 and 1997 -1,187,906       5,175          5,175
         Common stock, $.001 par value; 15 million shares authorized;
                 shares outstanding: 1998-5,718,847; 1997-5,682,193            42,210         42,139
         Accumulated deficit                                                  (27,439)       (20,996)
                                                                             --------       --------

         Total stockholders' equity                                            19,946         26,318
                                                                             --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 33,205       $ 35,608
                                                                             ========       ========



See accompanying notes to consolidated financial statements

                               Fresh Choice, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                      Fiscal Year Ended
                                                       ---------------------------------------------
                                                       December 27,    December 28,     December 29,
                                                           1998            1997            1996
                                                         --------        --------         --------
NET SALES                                                $ 73,887        $ 72,978         $ 76,691

COSTS AND EXPENSES:
         Cost of sales                                     19,322          19,480           21,107
         Restaurant operating expenses:
                 Labor                                     24,345          22,566           24,853
                 Occupancy and other                       23,503          22,041           23,021
         Depreciation and amortization                      3,739           3,082            3,336
         General and administrative expenses                5,467           5,590            7,089
         Gain on sale of restaurants                           --              --             (446)
         Restructuring and asset impairment expenses        3,710              --             (451)
                                                         --------        --------         --------

                 Total costs and expenses                  80,086          72,759           78,509
                                                         --------        --------         --------

OPERATING INCOME (LOSS)                                    (6,199)            219           (1,818)

         Interest income                                       12             166               77
         Interest expense                                    (256)            (52)            (260)
                                                         --------        --------         --------

         Interest income (expense), net                      (244)            114             (183)
                                                         --------        --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                          (6,443)            333           (2,001)

         Provision for (benefit from) income taxes             --              --               --
                                                         --------        --------         --------

NET INCOME (LOSS)                                        $ (6,443)       $    333         $ (2,001)
                                                         ========        ========         ========

Basic net income (loss) per common share                 $  (1.13)       $   0.06         $  (0.36)
                                                         ========        ========         ========

Shares used in computing basic per share amounts            5,692           5,667            5,625
                                                         ========        ========         ========

Diluted net income (loss) per common share               $  (1.13)       $   0.05         $  (0.36)
                                                         ========        ========         ========

Shares used in computing diluted per share amounts          5,692           6,859            5,625
                                                         ========        ========         ========




See accompanying notes to consolidated financial statements

                               Fresh Choice, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                         Convertible
                                       Preferred Stock            Common Stock           Retained       Total
                                     ------------------       --------------------       Earnings    Stockholders'
                                     Shares      Amount        Shares       Amount       (Deficit)      Equity
                                     ------      -----        ------        ------       ---------   -------------
BALANCES-January 1, 1996                   --    $   --      5,582,449     $41,619       $(19,328)     $22,291

    Exercise of stock options              --        --          7,630          22             --           22
    Sales of common stock
       under employee
       stock purchase plan                 --        --         20,747         104             --          104
    Issuance of common stock
       for consulting services             --        --         50,000         325             --          325
    Sale of convertible
       preferred stock              1,187,906     5,175             --          --             --        5,175
    Net loss                               --        --             --          --         (2,001)      (2,001)
                                    ---------    ------      ---------     -------       --------      -------

BALANCES-December 29, 1996          1,187,906     5,175      5,660,826      42,070        (21,329)      25,916

    Exercise of stock options              --        --            602           1             --            1
    Sales of common stock
       under employee
       stock purchase plan                 --        --         20,765          68             --           68
    Net income                             --        --             --          --            333          333
                                    ---------    ------      ---------     -------       --------      -------

BALANCES-December 28, 1997          1,187,906     5,175      5,682,193      42,139        (20,996)      26,318

    Exercise of stock options              --        --          3,654           1             --            1
    Sales of common stock
       under employee
       stock purchase plan                 --        --         33,000          64             --           64
    Issuance of stock options
       for consulting services             --        --             --           6             --            6
    Net loss                               --        --             --          --         (6,443)      (6,443)
                                    ---------    ------      ---------     -------       --------      -------
BALANCES-December 27, 1998          1,187,906    $5,175      5,718,847     $42,210       $(27,439)     $19,946
                                    =========    ======      =========     =======       ========      =======



See accompanying notes to consolidated financial statements

                               Fresh Choice, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)


                                                                                             Fiscal Year Ended
                                                                           ----------------------------------------
                                                                           December 27,   December 28,  December 29,
                                                                               1998          1997          1996
                                                                           ------------   ------------  ------------
OPERATING ACTIVITIES:

Net income (loss)                                                            $(6,443)       $   333        $(2,001)
Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
           Restructuring and asset impairment expense                          3,672             --           (451)
           Depreciation and amortization                                       3,945          3,319          3,567
           Issuance of common stock and options for consulting services            6             --            325
           Loss (gain) on disposal of property                                   216            120           (524)
           Deferred rent                                                         139            114            112
           Change in operating assets and liabilities:
                Receivables                                                       (2)            94            (11)
                Inventories                                                     (110)           (29)            23
                Pre-opening costs                                               (108)          (137)           (58)
                Prepaid expenses and other current assets                         28            (31)           173
                Income taxes payable (refundable)                                 --             --          1,602
                Accounts payable                                               1,053            194           (832)
                Accrued salaries and wages                                        49           (159)           324
                Other accrued expenses                                          (355)          (626)          (329)
                Restructuring reserve                                           (721)          (961)        (1,497)
                                                                             -------        -------        -------

       Net cash provided by operating activities                               1,369          2,231            423
                                                                             -------        -------        -------

INVESTING ACTIVITIES:

       Capital expenditures                                                   (4,732)        (5,081)        (1,750)
       Proceeds from sale of restaurants                                          --             --            750
       Deposits and other assets                                                  29           (361)            36
                                                                             -------        -------        -------

       Net cash used in investing activities                                  (4,703)        (5,442)          (964)
                                                                             -------        -------        -------

FINANCING ACTIVITIES:

       Common stock sales                                                         65             69            126
       Convertible preferred stock sales                                          --             --          5,175
       Line of credit borrowings                                               1,155             --             --
       Other note payable - borrowings (repayments)                               (1)            (1)            (1)
       Capital lease obligations - borrowings                                  1,770             --             --
       Capital lease obligations - repayments                                   (240)           (89)          (406)
                                                                             -------        -------        -------

       Net cash provided by (used in) financing activities                     2,749            (21)         4,894
                                                                             -------        -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (585)        (3,232)         4,353

CASH AND CASH EQUIVALENTS:

       Beginning of year                                                       2,415          5,647          1,294
                                                                             -------        -------        -------

       End of year                                                           $ 1,830        $ 2,415        $ 5,647
                                                                             =======        =======        =======

Supplemental Disclosure of Cash Flow Information:

       Cash paid during the year for interest                                $   178        $    22        $    58
                                                                             =======        =======        =======

Supplemental Disclosure of Noncash Investing and Financing Activities:

       Acquisition payable related to purchase of restaurants                $    --        $   600        $    --
                                                                             =======        =======        =======



See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996


1. Organization and Significant Accounting Policies

           Description of business. Fresh Choice, Inc. (the "Company") is incorporated in Delaware and operates in one segment consisting of limited-service restaurants, under the names Fresh Choice and Zoopa, offering freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh bread and muffins, frozen yogurt and other desserts. The Company operated 51 restaurants at December 27, 1998, 53 restaurants at December 28, 1997, and 48 restaurants at December 29, 1996.

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

           Fair value of financial instruments. The Company believes that the carrying amount for cash and cash equivalents, accounts receivable, accounts payable, other notes payable and line of credit borrowings approximated fair values at December 27, 1998.

           Concentrations. Financial instruments which potentially subject the Company to concentration risk principally consist of cash and cash equivalents. The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions.

           The Company has geographic concentration risk as forty of the Company's fifty-one restaurants are located in California primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.

           Inventories. Inventories consist principally of food and supplies stated at the lower of cost (first in, first out) or market.

           Pre-opening costs. Pre-opening costs consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce. Pre-opening costs have been amortized over a twelve-month period commencing with the restaurant opening. In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," which requires companies to expense the costs of start-up activities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



organization costs as incurred. The Company will adopt SOP 98-5 effective for its fiscal year beginning December 28, 1998 and expense $70,000 of unamortized pre-opening costs at the time of adoption.

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

           Deferred rent. The Company computes rent expense on a straight-line basis for operating leases that contain provisions for scheduled rent increases over the lease term. The Company's deferred rent balance consists of the cumulative rent expensed in excess of rent payments since inception of these leases.

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

           Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report, by major components and as a single total, the change in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996




net assets during the period from non-owner sources. The Company adopted this statement for its fiscal year ended December 27, 1998. Adoption of this statement does not impact the Company's consolidated financial position, results of operations or cash flows as the Company does not currently have components that would be classified as other comprehensive income. Accordingly, the Company's net income (loss) is the same as its comprehensive income (loss).

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


2.  Restructuring Plans and Asset Impairment

           As of December 27, 1998, the Company had completed a $23.9 million restructuring plan previously announced at the end of 1995 and announced a $3.7 million restructuring plan in the fourth quarter of 1998.

           1995 Restructuring Plan

           The 1995 restructuring plan called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a write-down of assets to estimated fair market value for thirteen other restaurants. Management developed the restructuring plan to help restore profitability after an analysis of the sales potential and operating economies of every Fresh Choice restaurant. The Company had reported its first operating loss in the fourth quarter of 1994 and additional operating losses for each quarter of 1995. At December 27, 1998, the Company had no reserve balances related to the 1995 plan.

           1995 Restructuring Reserve. In 1995, the Company recorded a $23,932,000 restructuring and asset impairment charge in connection with the restructuring plan which consisted of (1) an $18,671,000 non-cash impairment charge of which $8,318,000 related to the write-down of assets to fair market value at the seven restaurants identified for closure and $10,353,000 related to a write-down to fair market value at the thirteen other restaurants, (2) a $4,655,000 charge for estimated cash costs associated with the restaurant closures and settlement of the related lease obligations, and (3) a $606,000 charge for other costs, both cash and non-cash, primarily for consulting and other professional services rendered in connection with the Company's restructuring. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996




           The Company closed six of the seven restaurants identified for closure: three restaurants were closed at the end of 1995 and three were closed in 1996. The Company decided not to close the seventh restaurant based on its improved operating performance and reversed $451,000 in 1996 of the previously-recorded restructuring expense related primarily to anticipated cash payments to close the restaurant and settle the lease obligation. The Company negotiated cash payments to landlords to settle the lease obligations for five of the closed restaurants and assumed a contingent liability in connection with a sublease agreement for the sixth closed restaurant. The Company settled the lease obligations at five of the six closed restaurants in 1996 and reversed an additional $1,618,000 of the previously-recorded restructuring expense due primarily to lower-than-estimated cash payments to settle the lease obligations. During 1997, the Company reversed an additional $732,000 of the previously-recorded restructuring expense based on updated estimates of the costs to resolve the final lease obligation. The final lease obligation was settled in 1998, and the Company reversed approximately $32,000 of excess reserve to other restaurant operating expenses. The Company attributed the lower-than-estimated cash payments to settle the six lease obligations to better-than-expected real estate markets which enable landlords to locate new tenants for the closed locations.

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

           1997 Asset Impairment. The Company closed no restaurants in 1997, but identified one other restaurant, which was previously impaired in connection with the Company's restructuring plan, for closure in 1998 at the expiration of its lease term. The restaurant closed in 1998 with no material impact on the Company's financial position, results of operations or cash flows. In 1997, the Company recorded a $1,014,000 impairment charge for the write-down of assets to fair market value at one other restaurant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



           The following table sets forth the Company's 1997 asset impairment and the 1996 and 1995 restructuring reserves and their respective balances at December 27, 1998, December 28, 1997, and December 29, 1996.

                                         Provided                                       Provided
(In thousands)                Balance   (Reversed)    Utilized  Reclassified  Balance  (Reversed)   Utilized
                                1995      in 1996      in 1996     in 1996      1996     in 1997     in 1997
                               ------     -------      -------      -----      ------     -----      -------
1995 Reserve:

 Restaurant closures:

 Non-cash write-down
 of restaurant assets to
 estimated fair value
 and other related
 costs                         $  308     $  (250)     $    --      $  --      $   58     $ (58)     $    --

 Estimated cash costs
 associated with
 restaurant closures
 and settlement of
 lease obligations              4,450      (1,442)      (1,243)        --       1,765      (674)        (370)

 Impaired restaurants:

 Non-cash write-down
 of assets to estimated
 fair value at other
 restaurants and other
 related costs                    326        (326)          --         --          --        --           --

 Other costs, primarily
 consulting and
 professional fees
 related to the
 restructuring plan:
    Cash costs                     26         (51)        (109)       134          --        --           --
    Non-cash costs                156          --          (22)      (134)         --        --           --
                               ------     -------      -------      -----      ------     -----      -------
 1995 reserve                   5,266      (2,069)      (1,374)        --       1,823      (732)        (370)
                               ------     -------      -------      -----      ------     -----      -------
 1996 Reserve:

 Restaurant closures:

 Non-cash write-down
 of restaurant assets to
 estimated fair value
 and other related
 costs                             --         650         (622)        --          28       (28)          --

 Estimated cash costs
 associated with
 restaurant closures
 and settlement of
 lease obligations                 --         968         (123)        --         845      (254)        (591)
                               ------     -------      -------      -----      ------     -----      -------
 1996 reserve                      --       1,618         (745)        --         873      (282)        (591)
                               ------     -------      -------      -----      ------     -----      -------
 1997 Impairment:
 Non-cash write-down of
 restaurant assets to
 estimated fair value              --          --           --         --          --     1,014       (1,014)
                               ------     -------      -------      -----      ------     -----      -------
 Totals                        $5,266     $  (451)     $(2,119)     $  --      $2,696     $  --      $(1,975)
                               ======     =======      =======      =====      ======     =====      =======



(In thousands)                Balance  Reversed  Utilized   Balance
                                1997    in 1998   in 1998     1998
                                ----     ----      -----      ----
1995 Reserve:

 Restaurant closures:

 Non-cash write-down
 of restaurant assets to
 estimated fair value
 and other related
 costs                          $ --     $ --      $  --      $ --

 Estimated cash costs
 associated with
 restaurant closures
 and settlement of
 lease obligations               721      (32)      (689)       --

 Impaired restaurants:

 Non-cash write-down
 of assets to estimated
 fair value at other
 restaurants and other
 related costs                    --       --         --        --

 Other costs, primarily
 consulting and
 professional fees
 related to the
 restructuring plan:
    Cash costs                    --       --         --        --
    Non-cash costs                --       --         --        --
                                ----     ----      -----      ----
 1995 reserve                    721      (32)      (689)       --
                                ----     ----      -----      ----
 1996 Reserve:

 Restaurant closures:

 Non-cash write-down
 of restaurant assets to
 estimated fair value
 and other related
 costs                            --       --         --        --

 Estimated cash costs
 associated with
 restaurant closures
 and settlement of
 lease obligations                --       --         --        --
                                ----     ----      -----      ----
 1996 reserve                     --       --         --        --
                                ----     ----      -----      ----
 1997 Impairment:
 Non-cash write-down of
 restaurant assets to
 estimated fair value             --       --         --        --
                                ----     ----      -----      ----
 Totals                         $721     $(32)     $(689)     $ --
                                ====     ====      =====      ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



           1998 Restructuring Plan.

           In the fourth quarter of 1998, the Company announced a restructuring plan which called for the closure of four restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants.

           1998 Restructuring Reserve. In 1998, the Company recorded a $3,710,000 restructuring and asset impairment charge which consisted of (1) a $2,415,000 non-cash charge for the write-down of restaurant assets to fair market value of which $725,000 related to the six restaurants identified for closure and $1,690,000 related to the write-down of restaurant assets to fair market value for two other restaurants and (2) a $1,295,000 charge for the estimated cash costs associated with restaurant closures and settlement of lease obligations. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

           In 1998, the Company closed three of the four restaurants identified for closure and negotiated cash settlement terms for the lease obligation for one restaurant. Subsequent to December 27, 1998, the Company negotiated cash settlement terms for the lease obligations at the other two restaurants. The lease obligations for all three restaurants were settled for substantially the amounts provided in the restructuring reserve. The reserve balance of $1,257,000 at December 27, 1998 consists of the estimated cash costs to close and settle the lease obligations at the six restaurants identified for closure.

           The following table sets forth the Company's 1998 restructuring and asset impairment reserve and its balance at December 27, 1998.

(In thousands)                                          Provided     Utilized      Balance
                                                         in 1998      in 1998        1998
                                                          ------      -------       ------
 1998 Reserve:
 -------------
Restaurant closures:

Non-cash write-down of restaurant assets to estimate
  fair value and other related costs                      $  725      $  (725)      $   --

Estimated cash costs associated with restaurant
  closures and settlement of lease obligations             1,275          (38)       1,257

Impaired restaurants:

Non-cash write-down of assets to estimated fair
  value and other related costs                            1,690       (1,690)          --
                                                          ------      -------       ------
Totals                                                    $3,710      $(2,453)      $1,257
                                                          ======      =======       ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



           The following table presents the results of operations for the restaurants closed in 1998 and closed or sold in 1996.

(In thousands)                                 1998         1997         1996
                                             -------      -------      --------
 Net sales                                   $ 2,422      $ 3,261      $  9,586

 Cost of sales                                   665          883         2,820
 Restaurant operating expenses:
       Labor                                   1,034        1,217         3,597
       Occupancy and other                       979        1,284         3,542
 Depreciation and amortization                   111          126           226
                                             -------      -------      --------

       Total costs and expenses                2,789        3,510        10,185
                                             -------      -------      --------

 Operating loss                              $  (367)     $  (249)     $   (599)
                                             =======      =======      ========


3.  Property and Equipment

           Property and equipment consists of:

                                                    December 27,   December 28,
(In thousands)                                              1998           1997
                                                        --------       --------
Land                                                    $  1,795       $  1,795
Buildings and improvements                                 7,115          5,938
Leasehold improvements                                    16,682         18,727
Equipment                                                 10,540         12,129
Equipment under capital leases                             1,770             --
Furniture and fixtures                                     6,614          5,657
Construction in progress                                      87            276
                                                        --------       --------
      Total property and equipment                        44,603         44,522
Accumulated depreciation and amortization                (15,435)       (13,680)
                                                        --------       --------
      Property and equipment, net                       $ 29,168       $ 30,842
                                                        ========       ========




           Accumulated amortization of equipment leased under capital leases at December 27, 1998 was approximately $159,000. The Company had no equipment leased under capital leases at December 28, 1997. During 1998, the Company obtained capital lease financing for approximately $672,000 of equipment that was included in the Company's equipment accounts at December 28, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



4.  Borrowing Arrangements

           Line of Credit. At December 27, 1998, the Company had $1,155,000 borrowed under a bank line of credit agreement. Because the Company failed to achieve certain minimum earnings for the third quarter of 1998 as specified in the bank line of credit agreement, the bank amended the agreement and reduced the maximum amount available under the line from $2,850,000 to the $1,283,500 borrowed at the time of default, increased the interest rate from prime (7.75% at December 27, 1998) plus 1.25% to prime plus 4.0%, and specified a mandatory repayment schedule through March 26, 1999. The Company met the required scheduled payments and paid off the remaining balance subsequent to December 27, 1998 when it obtained new financing. Borrowings under the line were secured by the Company's personal property and by deeds of trust on certain Company-owned real property. The amended agreement required the Company to maintain compliance with the Company's preferred stock agreement (see Note 6).

           Subsequent Event. On December 29, 1998, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. On December 30, 1998, the Company borrowed $2,075,000 of available funds and used $1,155,000 of the amount borrowed to pay off its bank line of credit. As of February 12, 1999, the Company had a maximum of $2,623,000 available under the Agreement of which it had borrowed $2,075,000. Management believes its operating cash requirements and fiscal 1999 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements.

           Borrowings under the Agreement initially bear interest at the prime rate plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings, if any, on the first and second anniversaries of the Agreement convert into term loans which bear interest at the prime rate plus 1.75% and become payable monthly based on a five-year amortization schedule. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

           The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows.

           Other Note Payable. The Company has a $117,000 promissory note included in other long-term obligations which is payable over 32 years, bears interest at 8% and is secured by property at one of the Company's restaurants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



5.  Common Stock

           Stock Option Plan. The Company has reserved 1,500,000 shares for issuance to employees, management, directors and consultants under an incentive stock option plan and a non-qualified stock option plan (the "Plan"). Under the Plan, the Company may grant options at prices not less than the fair market value of the Company's common stock at the grant date. Options generally have a ten-year term and vest over a five-year period commencing one year after grant.

           At December 31, 1995 and December 29, 1996, the Company had outstanding non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, granted to an executive officer to purchase shares of common stock at $6.875 per share. These options were canceled as of December 28, 1997 and are reflected in the summary of stock option activity below. During 1997, the Company granted non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, to an executive officer of the Company to purchase shares of common stock at $4.375 per share. These non-qualified options were outstanding as of December 28, 1997 and December 27, 1998 and are reflected in the summary of stock option activity below.

           A summary of stock option activity follows:

                                                                                           Weighted
                                                                      Number of             Average
                                                                         Shares      Exercise Price
                                                                  --------------    ----------------
Outstanding - December 31, 1995
   (95,371 exercisable at a weighted average price of $10.86)           578,363             $9.12
Options granted (weighted average fair value of $2.86)                   88,340             $5.95
Options cancelled                                                      (108,865)           $13.02
Options exercised                                                        (7,630)            $2.89
                                                                  --------------
Outstanding - December 29, 1996
   (159,458 exercisable at a weighted average price of $8.79)           550,208             $7.92
Options granted (weighted average fair value of $1.84)                  336,750             $4.25
Options cancelled                                                      (289,350)            $8.56
Options exercised                                                          (602)            $1.45
                                                                  --------------
Outstanding - December 28, 1997
   (149,808 exercisable at a weighted average price of $7.48)           597,006             $5.55
Options granted (weighted average fair value of $1.84)                  234,913             $3.82
Options cancelled                                                      (174,931)            $5.87
Options exercised                                                        (3,654)            $0.28
                                                                  --------------
Outstanding - December 27, 1998                                         653,334             $4.87
                                                                  ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



           Additional information regarding options outstanding as of December 27, 1998 is as follows:

                                    Options Outstanding                      Options Exercisable
                        ------------------------------------------        ------------------------
                                          Weighted        Weighted                        Weighted
                                           Average         Average                         Average
      Range of             Number        Contractual      Exercise          Number        Exercise
   Exercise Prices      Outstanding     Life in Years       Price         Exercisable       Price
  ------------------    -----------     -------------     --------        -----------     --------
   $0.17  -   $2.81        89,237           9.4             $1.96            3,224          $0.73
   $3.13  -   $6.88       539,725           8.2             $4.35          146,852          $5.01
  $10.06  -  $10.38        10,788           5.9            $10.09            8,717         $10.09
  $21.00  -  $26.13        13,584           4.8            $23.84           13,290         $23.85
  -------    -------    ----------      -------------     --------        -----------     --------
   $0.17  -  $26.13       653,334           8.2             $4.52          172,083          $6.65
  =======    =======    ==========      =============     ========        ===========     ========




           At December 27, 1998, 612,260 shares were available for future grants under the Plan.

           During 1998, the Company granted options to purchase 50,000 shares of common stock under the Plan at an exercise price of $3.375 pursuant to the terms of a consulting agreement with the Chairman of the Company's Board of Directors. The options vest over five years, and the Company measures expense quarterly based on the then current fair value of the options. In 1998, the Company recorded $6,000 in consulting expense related to these options.

           Stock Purchase Plan. Under the Company's Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their base compensation, as defined, to purchase common stock at a price equal to 85% of the lower of the fair market value as of the beginning or end of each six-month offering period. Shares of common stock issued under the plan were 33,000, 20,765, and 20,747 shares in 1998, 1997 and 1996 at weighted average prices of $1.91, $3.27 and $5.02 per share, respectively. Upon approval of the stockholders at the Company's 1998 annual meeting, the Company increased the shares reserved for issuance under the Employee Stock Purchase Plan by 200,000 to 329,600 shares. At December 27, 1998, 195,138 shares were available for issuance under the plan.

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

           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, twelve months following vesting for officers and directors and six months following vesting for all other employees; stock volatility, 57.1% in 1998, 62.6% in 1997 and 60.1% in 1996; risk free interest rate, 5.5% in 1998 and 7.0% in 1997 and 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions: expected option life, six months, stock volatility, 36.7% in 1998, 45.4% in 1997 and 43.5% in 1996; risk-free rates, 2.75% in 1998 and 3.5% in 1997 and 1996; and no dividends during the expected term.

           If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $6,667,000 ($1.17 per share for both basic and diluted earnings per share) in 1998 and pro forma net income would have been $106,000 ($0.02 per share for both basic and diluted earnings per share) in 1997 and pro forma net loss would have been $2,567,000 ($0.46 per share for both basic and diluted earnings per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments.

           Other Stock Transactions. At December 27, 1998, the Company had an outstanding warrant, issued in 1995 to outside consultants in connection with the Company's restructuring plan, to purchase 100,000 shares of its common stock at an exercise price of $6.875. The warrant expires in 2005.

           At December 27, 1998, the Company also had an outstanding warrant, issued in 1995 in connection with a bank line of credit, to purchase 37,500 shares of its common stock at an exercise price of $6.80. The warrant expires in 2000.

           The Company has an additional warrant outstanding under the terms of a preferred stock purchase agreement (see Note 6).

           During 1996, the Company issued 50,000 shares of its common stock as payment for accrued consulting services which were charged to general and administrative expenses. These shares were recorded at their fair value of $6.50 per share on the date the Board of Directors approved the issuance of the shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



           Basic and Diluted Net Income (Loss) Per Common Share. A reconciliation of the components of basic and diluted net income (loss) per common share follows:

                                                           Fiscal Year Ended
                                              ----------------------------------------
                                              December 27,  December 28,  December 29,
 (In thousands, except per share data)                1998          1997          1996
                                              ------------  ------------  ------------
 Basic Net Income (Loss) Per Common Share

  Net income (loss)                               $ (6,443)       $  333       $(2,001)
                                                  ========        ======       =======

  Average common shares outstanding                  5,692         5,667         5,625
                                                  ========        ======       =======

  Basic net income (loss) per common share        $  (1.13)       $ 0.06       $ (0.36)
                                                  ========        ======       =======

 Diluted Net Income (Loss) Per Common Share

  Net income (loss)                               $ (6,443)       $  333       $(2,001)
                                                  ========        ======       =======

  Average common shares outstanding                  5,692         5,667         5,625
  Dilutive shares:
     Stock options                                      --             5            --
     Convertible preferred stock                        --         1,187            --
                                                  --------        ------       -------

     Total shares and dilutive shares                5,692         6,859         5,625
                                                  ========        ======       =======

 Diluted net income (loss) per common share       $  (1.13)       $ 0.05       $ (0.36)
                                                  ========        ======       =======


           The Company excluded certain potentially dilutive securities each year from its dilutive EPS computation because either the exercise price of the securities exceeded that average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive.

           A summary of the excluded potential dilutive securities as of the end of each fiscal year follows:

                                      December 27,   December 28,   December 29,
(In thousands of common shares)               1998           1997           1996
                                             -----          -----          -----
Potential Dilutive Securities
 Stock Options                                 653            516            550
 Stock Warrants                                732            732            732
 Convertible Preferred Stock                 1,188             --          1,188
                                             -----          -----          -----
 Total                                       2,573          1,248          2,470
                                             =====          =====          =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



6.  Convertible Preferred Stock

           At December 27, 1998 the Company had outstanding 1,187,906 shares of its Series B non-voting convertible preferred stock which it sold in 1996 at $4.63 per share to Crescent Real Estate Equities Limited Partnership ("Crescent") in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs). Under the terms of the preferred stock purchase agreement (the "Agreement"), Crescent and/or its assignees has an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share during a period of three years.

           The Series B non-voting convertible preferred stock converts, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting convertible preferred stock, Series B non-voting convertible preferred stock and Series C non-voting convertible preferred stock convert, at the holders' option, into common stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders could elect a majority of the Company's Board of Directors. The Company did not achieve the specified earnings target in 1998, which constituted an event of default under the terms of the preferred stock agreement and the Company's bank line of credit agreement (see Note 4) and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised it right to elect a majority of the Board of Directors. Such holder has notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



7.  Lease Commitments

           The Company leases restaurant and office facilities under operating lease agreements that expire at various dates, including renewal options, through 2033. The Company also leases equipment under capital lease agreements that expire at various dates through 2002. The Company pays real estate taxes, insurance and maintenance expenses related to these leases.

           At December 27, 1998, future minimum lease payments, including option periods for leases the Company intends to renew, under all noncancelable lease agreements are presented below:

                                                Capital       Operating
(In thousands)                                   Leases          Leases
                                                --------      ----------
Year Ending:
      1999                                        $ 509         $ 7,244
      2000                                          509           7,214
      2001                                          509           6,955
      2002                                          337           6,780
      2003                                            -           6,411
      Thereafter                                      -          68,989

                                                --------      ----------
Minimum lease payments                            1,864        $103,593
                                                              ==========
Amount representing interest                       (334)
                                                --------
Present value of minimum lease payments           1,530
Current portion                                    (359)
                                                --------
Capital lease obligations                       $ 1,171
                                                ========


           The Company's rent expense is composed of minimum rental payments under operating lease agreements. Rent expense was $8,004,000 in 1998, $7,452,000 in 1997, and $7,847,000 in 1996. The Company was not required to pay contingent rental payments based upon a percentage of sales.

           Deferred rent included in other long-term liabilities was $1,405,000 and $1,386,000 at December 27, 1998 and December 28, 1997, respectively.

           Deferred income included in other long-term liabilities was $265,000 and $282,000 at December 27, 1998 and December 28, 1997, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company's restaurants. The Company is amortizing the gain over the 20-year initial term of the lease.

           At December 27, 1998, the Company had no material commitments for the purchase of equipment and construction activities for new restaurant locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996



8.  Acquisition Payable Related to Purchase of Restaurants

           In May 1997, the Company completed the purchase of three Zoopa restaurants in Bellevue, Tacoma and Tukwila, Washington. The three restaurants, which continue to operate under the Zoopa name, offer a limited-service format similar to Fresh Choice restaurants. The Company paid $1,250,000 upon closing of the purchase and agreed to make an additional payment one year after closing of between $550,000 and $950,000 depending on the achievement of restaurant sales levels. The Company recorded a $600,000 acquisition payable for the purchase of the restaurants which was paid in 1998. The Company allocated the purchase price to the identifiable assets acquired, principally fixed assets.

           Had the purchase of the three Zoopa restaurants taken place at the beginning of 1996, the unaudited pro forma results of operations would have been as follows:


                                                       Fiscal Year Ended
                                                 ------------------------------
                                                 December 28,      December 29,
(In thousands, except per share data)                    1997              1996
                                                 ------------      ------------
Net sales                                          $   74,943        $   83,007

Net income (loss)                                         350            (1,840)

Basic net income (loss) per share                        0.06             (0.33)

Basic net income (loss) per share                        0.05             (0.33)



9.  Income Taxes

           The provision for (benefit from) income taxes consists of:


(In thousands)                          1998             1997             1996
                                      -------            -----            -----
 Federal deferred                     $(2,178)           $ 115            $(738)

 State deferred                          (270)             203              310

 Valuation allowance                    2,448             (318)             428
                                      -------            -----            -----

 Total                                $    --            $  --            $  --
                                      =======            =====            =====

           The deferred portion of the Company's tax provision reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recorded net deferred assets which consisted primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. Based on management's assessment that it is not deemed more likely than not that the deferred tax assets will be realized, the Company provided valuation allowances against its deferred net tax assets. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Fresh Choice, Inc.
Fiscal Years ended December 27, 1998, December 28, 1997, and December 29, 1996


had valuation allowances of $12,439,000 and $9,991,000 at December 27, 1998 and December 28, 1997, respectively.

           The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                    1998      1997      1996
                                                   -------   -------   -------
Tax computed at federal statutory rate             (35.0)%    35.0 %   (35.0)%
State income taxes, net of federal effect           (4.2)%    58.0 %    11.8 %
Valuation allowance                                 38.0 %   (95.4)%    21.4 %
Other                                                1.2 %     2.4 %     1.8 %
                                                   -------   -------   -------

Effective tax rate                                     - %       - %       - %
                                                   =======   =======   =======


           The components of the net deferred tax asset (liability) are as follows:


                                                        December 27,   December 28,
(In thousands)                                                  1998          1997
                                                            --------       -------
Deferred tax assets (liabilities):
Tax basis depreciation and operating lease expenses         $ (1,286)      $(1,724)
Restructuring expenses recognized in different periods           538           312
Net operating loss carryforwards                              11,066         9,397
Accruals recognized in different periods                         325           238
Pre-opening costs                                                (30)          (56)
Alternative minimum tax credits                                  944           944
Deferred rent                                                    602           600
Federal tax credits                                              280           280
Valuation allowance                                          (12,439)       (9,991)
                                                            --------       -------
Net deferred tax asset (liability)                          $     --       $    --
                                                            ========       =======



           At December 27, 1998, the Company had net operating loss carryforwards of approximately $28,675,000 and $14,896,000 for federal and state income tax purposes, respectively. These federal and state net operating loss carryforwards expire beginning 2010 through 2013 and beginning 2000 through 2003, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of net operating losses can be utilized to offset future state taxable income. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

INDEPENDENT AUDITORS' REPORT





To the Stockholders and Board of Directors of Fresh Choice, Inc.

           We have audited the accompanying consolidated balance sheets of Fresh Choice, Inc. and subsidiary as of December 27, 1998 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fresh Choice, Inc. and subsidiary at December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

San Jose, California
February 12, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1999          FRESH CHOICE, INC.


                               By:   /s/  Everett F. Jefferson
                                     -----------------------------------------
                                     Everett F. Jefferson
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


 /s/  Charles A. Lynch                Chairman of the Board and Director
-------------------------------
Charles A. Lynch



 /s/  Everett F. Jefferson            President, Chief Executive Officer
-------------------------------       and Director (Principal Executive Officer)
Everett F. Jefferson


 /s/  David E. Pertl                  Senior Vice President and Chief
-------------------------------       Financial Officer (Principal
David E. Pertl                        Accounting and Financial Officer)



 /s/  Vern O. Curtis                  Director
-------------------------------
Vern O. Curtis



 /s/  Carl R. Hays                    Director
-------------------------------
Carl R. Hays



 /s/  Barry E. Krantz                 Director
-------------------------------
Barry E. Krantz



 /s/  Charles L. Boppell              Director
-------------------------------
Charles L. Boppell

                           INDEX TO FORM 10-K/A EXHIBITS


Exhibit
   No.                                  Description
----------------------------------------------------------------------------------------------------
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
                         Agreements

Exhibit
   No.                                  Description
----------------------------------------------------------------------------------------------------
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

Exhibit
   No.                                  Description
----------------------------------------------------------------------------------------------------
10.32    (12)            Amendment to Loan and Security Agreement dated July 9, 1997 with Silicon Valley
                         Bank

10.33    (13)            Amendment to Loan and Security Agreement dated May 27, 1998 with Silicon Valley
                         Bank

10.34    (13)(3)         Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.35                    Amendment to Loan and Security Agreement dated October 28, 1998 with Silicon
                         Valley Bank

10.36                    Loan and Security Agreement dated December 29, 1998 with FINOVA Capital
                         Corporation

10.37        (3)         Form of Severance Agreement with Senior Vice Presidents

10.38        (3)         Officer Incentive Plan for fiscal year 1999

 21.1                    Subsidiaries of the Company

 23.1                    Independent Auditors' Consent

 27.1    (7)             Financial Data Schedule

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

(12) Incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 1997.

(13) Incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.