Form 10-Q
period 1999-03-21
FRESH CHOICE INC
filed 1999-05-05
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended    March 21, 1999
                            --------------------

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

                                [ ] Yes    [ ] No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. [ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of April 19, 1999 was 5,718,847.

                               FRESH CHOICE, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets at March 21, 1999
        and December 27, 1998.....................................................................3

        Condensed Consolidated Statements of Operations for the Twelve Weeks
        ended March 21, 1999 and March 22, 1998 ..................................................4

        Condensed Consolidated Statements of Cash Flow for the Twelve Weeks
        ended March 21, 1999 and March 22, 1998...................................................5

        Notes to Unaudited Condensed Consolidated Financial Statements............................6

    Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................................................8

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........................16

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings...................................................................17
    Item 2 - Changes in Securities...............................................................17
    Item 3 - Defaults Upon Senior Securities.....................................................17
    Item 4 - Submission of Matters to a Vote of Security Holders.................................17
    Item 5 - Other Information...................................................................17
    Item 6 - Exhibits and Reports on Form 8-K....................................................17


SIGNATURES ......................................................................................18


INDEX TO FORM 10-Q EXHIBITS .....................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)


                                                                              March 21,   December 27,
                                                                                  1999           1998
                                                                              --------    -----------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                              $  2,123       $  1,830
       Receivables                                                                 127            126
       Inventories                                                                 545            571
       Pre-opening costs                                                            --             70
       Prepaid expenses and other current assets                                   480            503
                                                                              --------       --------
       Total current assets                                                      3,275          3,100

PROPERTY AND EQUIPMENT, net                                                     28,564         29,168
LEASE ACQUISITION COSTS, net                                                       389            406
DEPOSITS AND OTHER ASSETS                                                          567            531
                                                                              --------       --------
TOTAL ASSETS                                                                  $ 32,795       $ 33,205
                                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Line of credit borrowings                                              $     --       $  1,155
       Accounts payable                                                          2,482          3,324
       Accrued salaries and wages                                                1,625          1,335
       Sales tax payable                                                           858            876
       Other accrued expenses                                                    1,657          1,995
       Restructuring reserve                                                       868          1,257
       Current portion of long term obligations                                    506            359
                                                                              --------       --------
       Total current liabilities                                                 7,996         10,301

CAPITAL LEASE OBLIGATIONS                                                        1,091          1,171
OTHER LONG-TERM LIABILITIES                                                      1,682          1,787
LONG TERM DEBT                                                                   2,492             --
                                                                              --------       --------
       Total liabilities                                                        13,261         13,259
                                                                              --------       --------
STOCKHOLDERS' EQUITY
       Convertible preferred stock, $.001 par value;  3.5 million shares
            authorized; shares outstanding: 1999 and 1998 - 1,187,906            5,175          5,175
       Common stock, $.001 par value; 15 million shares authorized;
            shares outstanding: 1999 and 1998 - 5,718,847                       42,221         42,210
       Accumulated deficit                                                     (27,862)       (27,439)
                                                                              --------       --------
       Total stockholders' equity                                               19,534         19,946
                                                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 32,795       $ 33,205
                                                                              ========       ========

The December 27, 1998 amounts are derived from the Company's audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                                            Twelve Weeks Ended
                                                                         -----------------------
                                                                         March 21,      March 22,
                                                                             1999           1998
                                                                         --------       --------
NET SALES                                                                $ 16,791       $ 16,192

COSTS AND EXPENSES:
       Cost of sales                                                        4,078          4,240
       Restaurant operating expenses:
            Labor                                                           5,584          5,390
            Occupancy and other                                             5,313          5,053
       Depreciation and amortization                                          805            818
       General and administrative expenses                                  1,269          1,309
                                                                         --------       --------
            Total costs and expenses                                       17,049         16,810
                                                                         --------       --------

OPERATING LOSS                                                               (258)          (618)
       Interest income                                                         10              8
       Interest expense                                                      (105)           (37)
                                                                         --------       --------
       Interest expense, net                                                  (95)           (29)
                                                                         --------       --------

LOSS BEFORE CUMULATIVE EFFECT
       OF CHANGE IN ACCOUNTING PRINCIPLE                                     (353)          (647)
Cumulative effect of change in accounting principle - adoption
       of SOP 98-5, "Reporting on the Costs of Start-Up Activities"           (70)            --
                                                                         --------       --------
NET LOSS                                                                 $   (423)      $   (647)
                                                                         ========       ========

Basic and diluted net loss per common share before
       cumulative effect of change in accounting principle               $  (0.06)      $  (0.11)
Cumulative effect of change in accounting principle                         (0.01)            --
                                                                         --------       --------
Basic and diluted net loss per common share                              $  (0.07)      $  (0.11)
                                                                         ========       ========
Shares used in computing basic and diluted per share amounts                5,719          5,682
                                                                         ========       ========


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)


                                                                  Twelve Weeks Ended
                                                                ----------------------
                                                                March 21,     March 22,
                                                                    1999          1998
                                                                --------      --------
OPERATING ACTIVITIES:
Net loss                                                         $  (423)      $  (647)
Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                862           878
        Cumulative effect of change in accounting principle           70            --
        Issuance of stock options for consulting services             11            --
        Loss on disposal of property                                   5            78
        Deferred rent                                               (101)         (146)
        Change in operating assets and liabilities:
            Receivables                                               (1)           17
            Inventories                                               26            (6)
            Pre-opening costs                                         --            (1)
            Prepaid expenses and other current assets                 23           235
            Accounts payable                                        (842)         (444)
            Accrued salaries and wages                               290            60
            Other accrued expenses                                  (356)          221
            Restructuring reserve                                   (389)          (72)
                                                                 -------       -------
     Net cash provided by (used in) operating activities            (825)          173
                                                                 -------       -------

INVESTING ACTIVITIES:
     Capital expenditures                                           (232)       (1,985)
     Deposits and other assets                                       (54)          (54)
                                                                 -------       -------
     Net cash used in investing activities                          (286)       (2,039)
                                                                 -------       -------

FINANCING ACTIVITIES:
     Line of credit - repayments                                  (1,155)           --
     Long term debt - borrowings                                   2,623            --
     Capital lease obligations - borrowings                           25           828
     Capital lease obligations - repayments                          (89)          (44)
                                                                 -------       -------
     Net cash provided by financing activities                     1,404           784
                                                                 -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     293        (1,082)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                           1,830         2,415
                                                                 -------       -------
     End of period                                               $ 2,123       $ 1,333
                                                                 =======       =======
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                    $    77       $    19
                                                                 =======       =======


See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Twelve Weeks ended March 21, 1999 and March 22, 1998


1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 27, 1998.

2.     NET INCOME (LOSS) PER SHARE

             Basic EPS excludes potentially dilutive securities and is computed by dividing the Company's net loss by the weighted average of its common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the "if converted" method.

             Diluted EPS presented for the twelve weeks ended March 21, 1999 and March 22, 1998 is the same as basic EPS since the Company had net losses and, therefore, all potential dilutive securities are anti-dilutive and are excluded from the computation.

             The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive:

                                                 Twelve Weeks Ended
                                                -------------------
                                                March 21,  March 22,
             (In thousands)                         1999       1998
                                                --------   --------
             Potential Dilutive Securities
             -----------------------------
                 Stock options                       652        582
                 Stock warrants                      732        732
                 Convertible preferred stock       1,188      1,188

3.     INCOME TAXES

             The Company recorded no income tax benefit from its operating losses during the twelve weeks ended March 21, 1999 and March 22, 1998 due to valuation allowances against its net deferred tax assets. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.     BORROWING ARRANGEMENTS

             During the quarter ended March 21, 1999, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. During the quarter ended March 21, 1999, the Company borrowed $2,623,000 under the Agreement and used $1,155,000 of the amount borrowed to pay off its bank line of credit. At March 21, 1999, the Company had $2,623,000 of long term debt borrowed under the terms of the Agreement, of which $131,000 was included in the current portion of long-term obligations. As of May 5, 1999, the Company had a maximum of $2,839,000 available for borrowing under the Agreement of which it had borrowed $2,695,000.

             Borrowings under the Agreement initially bear interest at the prime rate (7.75% at March 21, 1999) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings, if any, on the first and second anniversaries of the Agreement convert into term loans which bear interest at the prime rate plus 1.75% and become payable monthly based on a five-year amortization schedule. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

             The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at March 21, 1999.

5.     RESTRUCTURING AND RESTAURANT CLOSURE RESERVE

             The Company's restructuring reserve of $1,257,000 at December 27, 1998 consisted of the estimated cash costs to settle the lease obligations at three closed restaurants, the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure and the estimated cash costs to close two additional restaurants at the end of their lease terms in 1999.

             The Company made scheduled payments of $389,000 in the first quarter of 1999 primarily in accordance with the terms of negotiated lease settlements for the three closed restaurants. The Company negotiated the lease settlements at amounts substantially provided for in the restructuring reserve.

             At March 21, 1999, the Company's restructuring reserve of $868,000 consisted of the remaining scheduled payments to settle the lease obligations on two of the closed restaurants, the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure and the estimated cash costs to close two additional restaurants at the end of their lease terms in 1999.

6.     ADOPTION OF SOP 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES"

             In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company adopted SOP 98-5 effective the beginning of fiscal 1999 and expensed $70,000 of unamortized pre-opening costs at the time of adoption. The Company's pre-opening costs consist of the direct costs associated with opening a new restaurant, including the costs of hiring and training the initial workforce. The Company accounted for the adoption of SOP 98-5 as the cumulative effect of a change in accounting principle.

7.     CONVERTIBLE PREFERRED STOCK

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

         In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5,500,000 which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors. Such holder has notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve weeks ended March 21, 1999. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 27, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 27, 1998.

             Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth herein. Among the risks and uncertainties are the continuation of positive comparable store sales; future profitability; the Company's successful efforts to close, sell or improve operating results of underperforming stores which depend on many factors not within the Company's control such as the negotiation of settlements of existing lease obligations under acceptable terms; the ability to obtain additional financing on favorable terms; and the Company's ability to locate suitable restaurant sites and construct new restaurants in a timely manner.

Liquidity and Capital Resources

             The Company's primary capital requirements have been for the expansion of its restaurant operations and remodeling of its restaurants. The Company has traditionally financed these requirements with funds from equity offerings, cash flow from operations, landlord allowances, capital equipment leases and short-term bank debt. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

               During the quarter ended March 21, 1999, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. During the quarter ended March 21, 1999, the Company borrowed $2,623,000 under the Agreement and used $1,155,000 of the amount borrowed to pay off its bank line of credit. At March 21, 1999, the Company had $2,623,000 of long term debt borrowed under the terms of the Agreement, of which $131,000 was included in the current portion of long-term obligations. As of May 5, 1999, the Company had a maximum of $2,839,000 available for borrowing under the Agreement of which it had borrowed $2,695,000.

             Borrowings under the Agreement initially bear interest at the prime rate (7.75% at March 21, 1999) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings, if any, on the first and second anniversaries of the Agreement convert into term loans which bear interest at the prime rate plus 1.75% and become payable monthly based on a five-year amortization schedule. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

             The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at March 21, 1999.

             Long-term debt at March 21, 1999 also included $1,466,000 of capital lease obligations, of which $375,000 was included in the current portion of long term obligations, and a $117,000 note for site construction costs, which is included in other long-term liabilities.

             Operating activities during the quarter ended March 21, 1999 used $825,000 which included an $842,000 reduction in accounts payable and $389,000 of scheduled payments, primarily in accordance with the terms of negotiated lease settlements for three closed restaurants. The Company negotiated the lease settlements at amounts substantially provided for in the restructuring reserve.

             The Company's restructuring reserve of $1,257,000 at December 27, 1998 consisted of the estimated cash costs to settle the lease obligations at three closed restaurants, the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure and the estimated cash costs to close two additional restaurants at the end of their lease terms in 1999.

             At March 21, 1999, the Company's restructuring reserve of $868,000 consisted of the remaining scheduled payments to settle the lease obligations on two of the closed restaurants, the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure and the estimated cash costs to close two additional restaurants at the end of their lease terms in 1999.

             During the quarter ended March 21, 1999, the Company invested $232,000 in property and equipment, including restaurant point of sale systems in connection with its strategic information systems plan.

The Company did not remodel any restaurants in the first quarter of 1999 and has no significant restaurant development planned for 1999.

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

             In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5,500,000 which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors. Such holder has notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

             The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company intends to resume its restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 1999 capital requirements can be met through existing cash balances, cash provided by operations and it borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

Impact of Inflation

             Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The Federal minimum wage increased effective September 1, 1997, the State of California minimum wage increased effective March 1, 1998 and the State of Washington minimum wage increased effective January 1, 1999. The Company raised prices in response to these increases. No further minimum wage increases are scheduled. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs may be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.

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

        The Company is currently in the process of migrating its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. The Company expects to complete this system migration, begun in 1997, during 1999 with no significant incremental costs. In accordance with its strategic information plan, the Company is already replacing certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. The Company expects to have the critical restaurant systems in place by approximately the middle of 1999 at an estimated cost of $500,000 which is to be capitalized in accordance with normal policy and which will be funded either through operating cash flow, equipment lease financing or borrowings under the Company's loan and security agreement.

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

            Recent Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998 and in the first quarter of 1999.

            Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. In the first quarter of 1999, the Company reported a comparable store sales increase of 6.4%, its first quarterly comparable store sales increase since 1994. However, there can be no assurance that comparable store sales will continue to improve or that the Company will return to long-term profitability.

            Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company closed or sold eleven restaurants, including three at the end of 1995 and eight in 1996. The Company closed no restaurants in 1997 and closed one restaurant at the expiration of its lease term in early 1998. In September 1998, the Company announced a plan to close four additional previously impaired underperforming restaurants and for the closure of two additional restaurants where it does not intend to renew the leases. To date, three of these restaurant have been closed. The Company opened one Fresh Choice restaurant in 1996 and in 1997, acquired the Zoopa trade name and three Zoopa restaurants and opened an additional two new Zoopa restaurants. In 1998 two additional restaurants were opened. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company has currently stopped its expansion plans and while the Company intends to resume its expansion, assuming its financial performance improves, there can be no assurance that the Company will be able to continue expansion. The Company's ability to successfully implement an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

            While on a long-term basis, the Company intends to expand its operations in markets outside of California, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of May 5, 1999, the Company had opened or purchased nine restaurants in Texas, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the fifteen restaurants closed or sold, two were in Texas, two were in the state of Washington, eight were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

            Geographic Concentration. As of May 5, 1999, 40 of the Company's 51 restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

            Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable store sales, which were negative for four consecutive years, may not continue the positive trend of the first quarter of 1999.

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

            Ability to Obtain Additional Financing. The Company intends to resume restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its borrowing arrangements. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

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

             The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

                                                                                     Twelve Weeks Ended
                                                                      -------------------------------------------------
            (Dollars in thousands)                                        March 21, 1999              March 22, 1998
                                                                      ---------------------       ---------------------
            NET SALES                                                   $ 16,791    100.0%          $ 16,192     100.0%

            COSTS AND EXPENSES:
                 Cost of sales                                             4,078     24.3%             4,240     26.2%
                 Restaurant operating expenses:
                      Labor                                                5,584     33.3%             5,390     33.3%
                      Occupancy and other                                  5,313     31.6%             5,053     31.2%
                 Depreciation and amortization                               805      4.8%               818      5.1%
                 General and administrative expenses                       1,269      7.5%             1,309      8.0%
                                                                      ---------------------       ---------------------
                      Total costs and expenses                            17,049    101.5%            16,810    103.8%
                                                                      ---------------------       ---------------------

            OPERATING LOSS                                                  (258)   (1.5)%              (618)    (3.8)%

                 Interest income                                              10     0.1 %                 8        -%
                 Interest expense                                           (105)   (0.7)%               (37)    (0.2)%
                                                                      ---------------------       ---------------------
                 Interest income (expense), net                              (95)   (0.6)%               (29)    (0.2)%
                                                                      ---------------------       ---------------------

            LOSS BEFORE CUMULATIVE EFFECT OF
                 CHANGE IN ACCOUNTING PRINCIPLE                             (353)   (2.1)%              (647)    (4.0)%

            Cumulative effect of change in accounting principle -
                 adoption of SOP 98-5, "Reporting on the Costs
                 of Start-Up Activities"                                     (70)   (0.4)%                 -        -%
                                                                      ---------------------       ---------------------
            NET LOSS                                                      $ (423)   (2.5)%          $   (647)    (4.0)%
                                                                      =====================       =====================

            Number of restaurants:
                 Open at beginning of period                                  51                       53
                                                                      ===========                 =========
                 Open at end of period                                        51                        53
                                                                      ===========                 =========

             The following table presents the components of average operating income (loss) on a per restaurant basis, based on the average number of restaurants open during the period:

                                                                                     Twelve Weeks Ended
                                                                      -------------------------------------------------
            (Dollars in thousands)                                        March 21, 1999              March 22, 1998
                                                                      ---------------------       ---------------------
            NET SALES                                                     $ 329     100.0%          $ 306        100.0%

            COSTS AND EXPENSES:
                 Cost of sales                                               80      24.3%             80         26.2%
                 Restaurant operating expenses:
                      Labor                                                 109      33.3%            102         33.3%
                      Occupancy and other                                   104      31.6%             95         31.2%
                 Depreciation and amortization                               16       4.8%             15          5.1%
                 General and administrative expenses                         25       7.5%             25          8.0%
                                                                      ---------------------       ---------------------
                      Total costs and expenses                              334     101.5%            317        103.8%
                                                                      ---------------------       ---------------------

            OPERATING LOSS                                                $  (5)     (1.5)%          $(11)       (3.8)%
                                                                      =====================       =====================

            Average restaurants open                                       51.0                      53.0
                                                                      ===========                 =========

Results of Operations:  Twelve Weeks Ended March 21, 1999
Compared to Twelve Weeks Ended March 22, 1998

             Net Sales. Net sales for the quarter ended March 21, 1999 were $16,791,000, an increase of $599,000, or 3.7%, from sales of $16,192,000 for the quarter ended March 22, 1998. The primary components of the net increase in sales were:

              Increase in comparable store sales                      $ 956,000

              Incremental sales from new restaurants                    321,000

              Absence of sales from closed restaurants                 (678,000)
                                                                      ---------
                                                                      $ 599,000
                                                                      =========


             The Company operated 51 restaurants in the first quarter of 1999 compared to 53 restaurants in the first quarter of 1998. Sales at the Company's 47 comparable stores, which include restaurants open at least 18 months, increased 6.4% in the first quarter of 1999 versus the first quarter of 1998. Comparable store customer counts increased 1.7%, while the comparable store average check increased 4.7% to $7.25, reflecting menu price increases and a reduction in the level of discounting.

             Net sales per restaurant averaged $329,000 in the first quarter of 1999, an increase of 7.5% over net sales per restaurant of $306,000 in the first quarter of 1998.

             Costs and Expenses. Cost of sales (food and beverage costs) was 24.3% of sales in the first quarter of 1999 compared to 26.2% in the first quarter of 1998, a decrease of 1.9% of sales. In addition to the increase in the Company's average check, food and beverage costs per guest were lower in the first quarter of 1999 compared to the first quarter of 1998. Food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefitted from cost efficiencies experienced with new products, including the introduction of the Company's new pizza product in the first quarter of 1999, and new production methods.

             Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 64.9% of sales in the first quarter of 1999 compared to 64.5% of sales in the first quarter of 1998, an increase of 0.4% of sales.
             Labor costs remained at 33.3% of sales in both the first quarters of 1999 and 1998, despite an increase in the Company's average hourly wage resulting from the increasingly competitive labor market and increases in the minimum wage. Labor costs as a percentage of sales benefitted from the Company's higher average check as well as labor savings from improved food production methods.
             Occupancy and other expenses were 0.4% of sales higher than last year's first quarter. In the first quarter of 1999, the Company invested 3.9% of sales on advertising, including the introduction of a radio advertising program, compared to 2.6% of sales in the first quarter of last year. This increase of 1.3% of sales was partially offset by the higher average sales on these mostly fixed costs.

             Depreciation and Amortization. Depreciation and amortization expenses were 4.8% of sales in the first quarter of 1999 compared to 5.1% of sales in the first quarter of 1998. This decrease is primarily a result of higher average unit sales compared to the first quarter of 1998.

             General and Administrative Expenses. General and administrative expenses were 7.5% of sales in the first quarter of 1999 compared to 8.0% of sales in the first quarter of 1998. These expenses decreased $40,000 in the first quarter of 1999 compared to the first quarter of 1998 as a result of continued staffing and cost controls.

             Interest Expense. Interest expense consists of fees related to securing the Company's borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations. Interest expense increased to $105,000 in the first quarter of 1999 compared to $37,000 in the first quarter of 1998 due primarily to long-term borrowings in the current year under the Company's new loan and security agreement versus no borrowing in last year's first quarter.

             Income Taxes. The Company recorded no tax benefit from its operating losses in the first quarters of 1999 and 1998 due to valuation allowances against its net deferred tax assets.

             Cumulative Effect of Change in Accounting Principle. In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company adopted SOP 98-5 effective the beginning of fiscal 1999 and expensed $70,000 of unamortized pre-opening costs at the time of adoption. The Company's pre-opening costs consist of the direct costs associated with opening a new restaurant, including the costs of hiring and training the initial workforce. The Company accounted for the adoption of SOP 98-5 as the cumulative effect of a change in accounting principle.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at March 21, 1999, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 21, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               FRESH CHOICE, INC.
                               (Registrant)


                               /s/ Everett F. Jefferson
                               -------------------------------------------------
                               Everett F. Jefferson
                               President and Chief Executive Officer
                               (Principal Executive Officer)



                               /s/ David E. Pertl
                               -------------------------------------------------
                               David E. Pertl
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Dated:  May 5, 1999

                           INDEX TO FORM 10-Q EXHIBITS


EXHIBIT
NO.                                                   DESCRIPTION
---------------------------------------------------------------------------------------------------------------
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