Form 10-Q/A
period 1999-03-21
FRESH CHOICE INC
filed 1999-05-05
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                              AMENDMENT NUMBER ONE
                                       TO
                                   FORM 10-Q
                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

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


SIGNATURES ......................................................................................18


INDEX TO FORM 10-Q/A EXHIBITS ...................................................................19

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                            Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        Not Applicable.

ITEM 5 - OTHER INFORMATION                                          Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed in the accompanying index to Form 10-Q/A Exhibits are filed or incorporated by reference as part of this report.

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

                           INDEX TO FORM 10-Q/A EXHIBITS


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
                    September 3, 1993

                      INDEX TO FORM 10-Q/A EXHIBITS continued


EXHIBIT
NO.                                                   DESCRIPTION
---------------------------------------------------------------------------------------------------------------
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

10.22        (10)(3) Severance Agreement with Charles A. Lynch dated July 18, 1996

10.23        (10)(3) Severance Agreement with David Anderson dated July 18, 1996

10.24        (10)(3) Severance Agreement with Tim G. O'Shea dated July 18, 1996

10.25        (10)(3) Severance Agreement with Joan M. Miller dated July 18, 1996

10.26        (11)(3) Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27        (11)(3) Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28        (11)(3) Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.29        (11)    Loan Modification Agreement dated November 27, 1996 with Silicon Valley Bank

10.30        (11)(3) Severance Agreement with Tina Freedman dated March 13, 1997

10.31        (12)    Agreement of Sale and Purchase dated April 2, 1997 with RUI One Corp.

10.32        (12)    Amendment to Loan and Security Agreement dated July 9, 1997 with Silicon Valley Bank

10.33        (13)    Amendment to Loan and Security Agreement dated May 27, 1998 with Silicon Valley Bank

10.34        (13)(3) Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.35        (14)    Amendment to Loan and Security Agreement dated October 28, 1998 with Silicon Valley Bank

10.36        (14)    Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37        (14)(3) Form of Severance Agreement with Senior Vice Presidents

10.38        (14)(3) Officer Incentive Plan for fiscal year 1999

27           (7)     Financial Data Schedule

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

 (3) Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.
 (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 26, 1993.
 (5) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 19, 1995.
 (6) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 (7)  Included in EDGAR filing only.
 (8) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996.
 (9) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 16, 1996.
(10) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.
(11) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1996.
(12) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 1997.
(13) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.
(14) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K/A for the year ended December 27,1998.