Form 10-Q
period 1999-06-13
FRESH CHOICE INC
filed 1999-07-26
CIK 893741

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                   -----------------------

                                          FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended    June 13, 1999
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of July 13, 1999 was 5,741,697.

                               FRESH CHOICE, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets at June 13, 1999
        and December 27, 1998.....................................................................3

        Condensed Consolidated Statements of Operations for the Twelve and Twenty-Four Weeks
        ended June 13, 1999 and June 14, 1998 ....................................................4

        Condensed Consolidated Statements of Cash Flow for the Twenty-Four Weeks
        ended June 13, 1999 and June 14, 1998.....................................................5

        Notes to Unaudited Condensed Consolidated Financial Statements............................6

    Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................................................8

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........................17

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings...................................................................18
    Item 2 - Changes in Securities...............................................................18
    Item 3 - Defaults Upon Senior Securities.....................................................18
    Item 4 - Submission of Matters to a Vote of Security Holders.................................18
    Item 5 - Other Information...................................................................18
    Item 6 - Exhibits and Reports on Form 8-K....................................................18


SIGNATURES ......................................................................................19


INDEX TO FORM 10-Q EXHIBITS .....................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)
(Unaudited)                                                                 June 13,        December 27,
                                                                              1999               1998
                                                                          -------------      -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                           $       2,007      $       1,830
      Receivables                                                                   119                126
      Inventories                                                                   577                571
      Pre-opening costs, net                                                          -                 70
      Prepaid expenses and other current assets                                     405                503
                                                                          -------------      -------------
      Total current assets                                                        3,108              3,100
PROPERTY AND EQUIPMENT, net                                                      27,953             29,168
LEASE ACQUISITION COSTS, net                                                        372                406
DEPOSITS AND OTHER ASSETS                                                           548                531
                                                                          -------------      -------------
TOTAL ASSETS                                                              $      31,981      $      33,205
                                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                    $       2,210      $       3,324
      Accrued salaries and wages                                                  1,382              1,335
      Sales tax payable                                                             778                876
      Other accrued expenses                                                      1,532              1,995
      Restructuring reserve                                                         664              1,257
      Line of credit borrowings                                                       -              1,155
      Current portion of long-term obligations                                      668                359
                                                                          -------------      -------------
      Total current liabilities                                                   7,234             10,301
CAPITAL LEASE OBLIGATIONS                                                         1,050              1,171
OTHER LONG-TERM LIABILITIES                                                       1,567              1,787

LONG-TERM DEBT                                                                    2,425                  -
                                                                          -------------      -------------
      Total liabilities                                                          12,276             13,259
                                                                          -------------      -------------
STOCKHOLDERS' EQUITY
      Convertible preferred stock, $.001 par value;  3.5 million shares authorized; shares outstanding: 1999 and
            1998-1,187,906                                                        5,175              5,175
      Common stock, $.001 par value; 15 million shares authorized;
            shares outstanding: 1999-5,741,697; 1998-5,718,847                   42,257             42,210
      Accumulated deficit                                                       (27,727)           (27,439)
                                                                          -------------      -------------
      Total stockholders' equity                                                 19,705             19,946
                                                                          -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      31,981      $      33,205
                                                                          =============      =============


The December 27, 1998 amounts are derived from the Company's audited financial statements

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)


                                                                            Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                                         -------------------------     -------------------------
                                                                          June 13,       June 14,       June 13,       June 14,
                                                                            1999           1998           1999           1998
                                                                         ----------     ----------     ----------     ----------
NET SALES                                                                $   17,141     $   17,366     $   33,932     $   33,558

COSTS AND EXPENSES:
       Cost of sales                                                          4,217          4,597          8,295          8,837
       Restaurant operating expenses:
              Labor                                                           5,443          5,651         11,027         11,041
              Occupancy and other                                             5,204          5,439         10,517         10,492
       Depreciation and amortization                                            819            851          1,624          1,669
       General and administrative expenses                                    1,222          1,252          2,491          2,561

                                                                         ----------     ----------     ----------     ----------
              Total costs and expenses                                       16,905         17,790         33,954         34,600
                                                                         ----------     ----------     ----------     ----------

OPERATING INCOME (LOSS)                                                         236           (424)           (22)        (1,042)

       Interest income                                                           15              -             25              8
       Interest expense                                                        (115)           (43)          (220)           (80)
                                                                         ----------     ----------     ----------     ----------

       Interest income (expense), net                                          (100)           (43)          (195)           (72)
                                                                         ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
            OF CHANGE IN ACCOUNTING PRINCIPLE                                   136           (467)          (217)        (1,114)

Cumulative effect of change in accounting principle - adoption
       of SOP 98-5, "Reporting on the Costs of Start-Up Activities"               -              -            (70)             -
                                                                         ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                                        $      136     $     (467)    $     (287)    $   (1,114)
                                                                         ==========     ==========     ==========     ==========

Basic net income (loss) per common share before
       cumulative effect of change in accounting principle               $     0.02     $    (0.08)    $    (0.04)    $    (0.20)
Cumulative effect of change in accounting principle                               -              -          (0.01)             -
                                                                         ----------     ----------     ----------     ----------
Basic net income (loss) per common share                                 $     0.02     $    (0.08)    $    (0.05)    $    (0.20)
                                                                         ==========     ==========     ==========     ==========
Shares used in computing basic per share amounts                              5,723          5,686          5,721          5,684
                                                                         ==========     ==========     ==========     ==========

Diluted net income (loss) per common share before
       cumulative effect of change in accounting principle               $     0.02     $    (0.08)    $    (0.04)    $    (0.20)
Cumulative effect of change in accounting principle                               -              -          (0.01)             -
                                                                         ----------     ----------     ----------     ----------
Diluted net income (loss) per common share                               $     0.02     $    (0.08)    $    (0.05)    $    (0.20)
                                                                         ==========     ==========     ==========     ==========
Shares used in computing diluted per share amounts                            6,930          5,686          5,721          5,684
                                                                         ==========     ==========     ==========     ==========


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)
(Unaudited)                                                             Twenty-Four Weeks Ended
                                                                     ----------------------------
                                                                      June 13,          June 14,
                                                                        1999              1998
                                                                     ----------        ----------

OPERATING ACTIVITIES:
Net loss                                                             $     (287)       $   (1,114)
Adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation and amortization                                     1,737             1,769
        Cumulative effect of change in accounting principle                  70                 -
        Issuance of stock options for consulting services                    17                 -
        Loss on disposal of property                                         10               170
        Deferred rent                                                      (212)             (247)
        Change in operating assets and liabilities:
            Receivables                                                       7               (31)
            Inventories                                                      (6)              (29)
            Pre-opening costs                                                 -               (36)
            Prepaid expenses and other current assets                        98               186
            Accounts payable                                             (1,114)             (789)
            Accrued salaries and wages                                       47                39
            Other accrued expenses                                         (562)              139
            Restructuring reserve                                          (593)             (721)
                                                                     ----------        ----------
    Net cash used in operating activities                                  (788)             (664)
                                                                     ----------        ----------

INVESTING ACTIVITIES:
    Capital expenditures                                                   (466)           (3,390)
    Deposits and other assets                                               (57)             (186)
                                                                     ----------        ----------
    Net cash used in investing activities                                  (523)           (3,576)
                                                                     ----------        ----------

FINANCING ACTIVITIES:
    Common stock sales                                                       30                31
    Line of credit borrowings (repayments), net                          (1,155)              940
    Long term debt - borrowings                                           2,695                 -
    Capital lease obligations - borrowings                                  100             1,265
    Capital lease obligations - repayments                                 (182)              (93)

                                                                     ----------        ----------
    Net cash provided by financing activities                             1,488             2,143
                                                                     ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            177            (2,097)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                   1,830             2,415
                                                                     ----------        ----------
    End of period                                                    $    2,007        $      318
                                                                     ==========        ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                         $      210        $       49
                                                                     ==========        ==========


See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks and Twenty-Four Weeks Ended June 13, 1999 and June 14, 1998

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

                A reconciliation of the components of basic and diluted net income (loss) per share follows:


                                                  Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                -----------------------        ------------------------
(In thousands, except per share amounts)         June 13,     June 14,          June 13,      June 14,
                                                   1999         1998              1999          1998
                                                ----------   ----------        ----------    ----------
Net income (loss)                               $      136   $     (467)       $     (287)   $   (1,114)
                                                ==========   ==========        ==========    ==========

Basic Net Income (Loss) per Common Share
   Average common shares outstanding                 5,723        5,686             5,721         5,684
                                                ==========   ==========        ==========    ==========

Diluted Net Income (Loss) per Common Share
   Stock options                                        19            -                 -             -
   Convertible preferred stock                       1,188            -                 -             -
                                                ----------   ----------        ----------    ----------
   Total shares and dilutive shares                  6,930        5,686             5,721         5,684
                                                ==========   ==========        ==========    ==========
Basic net income (loss) per common share        $     0.02   $    (0.08)       $    (0.05)   $    (0.20)
                                                ==========   ==========        ==========    ==========
Diluted net income (loss) per common share      $     0.02   $    (0.08)       $    (0.05)   $    (0.20)
                                                ==========   ==========        ==========    ==========

       Diluted EPS presented for the twelve weeks ended June 14, 1998 and for the twenty-four weeks ended July 13, 1999 and June 14, 1998 are the same as basic EPS since the Company had net losses and, therefore, all potential dilutive securities are anti-dilutive and are excluded from the computation. The following table presents the total dilutive securities which the company excluded for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive:

                                                              Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                           -------------------------     -------------------------
                                                            June 13,       June 14,       June 13,       June 14,
(In thousands)                                                1999           1998           1999           1998
                                                           -------------------------     -------------------------
Potential Dilutive Securities

       Stock options                                              631            576            717            576
       Stock warrants                                             732            732            732            732
       Convertible preferred stock                                  -          1,188          1,188          1,188

3.      INCOME TAXES

                The Company recorded no income tax benefit from its operating losses during the twenty-four weeks ended June 13, 1999 and June 14, 1998, due to valuation allowances against its net deferred tax assets. The Company's net deferred taxes consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.      BORROWING ARRANGEMENTS

                During the second quarter ended June 13, 1999, the Company increased its borrowings under its loan and security agreement ("Agreement") from $2,623,000 to $2,695,000. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. As of July 13, 1999 the Company had a maximum of $2,950,000 available for borrowing under the Agreement of which it had borrowed $2,695,000. Of the total amount borrowed, $270,000 was included in the current portion of long-term obligations.

                The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at June 13, 1999.

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

                The Company made payments of $593,000 in the first twenty-four weeks of 1999 primarily in accordance with the terms of negotiated lease settlements for the three closed restaurants. The Company negotiated the lease settlements at amounts substantially provided for in the restructuring reserve.

                At June 13, 1999, the Company's restructuring reserve of $664,000 consisted of the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure and the estimated cash costs to close two additional restaurants at the end of their lease terms in 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-four weeks ended June 13, 1999. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 27, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 27, 1998.

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

                At the beginning of fiscal 1999, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. During the twenty-four weeks ended June 13, 1999, the Company borrowed $2,695,000 under the Agreement and used $1,155,000 of the amount borrowed to pay off its bank line of credit. At June 13, 1999, the Company had $2,695,000 of long-term debt borrowed under the terms of the Agreement, of which $270,000 was included in the current portion of long-term obligations. As of July 13, 1999, the Company had a maximum of $2,950,000 available for borrowing under the Agreement of which it had borrowed $2,695,000.

                Borrowings under the Agreement initially bear interest at the prime rate (7.75% at June 13, 1999) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings, if any, on the first and second anniversaries of the Agreement convert into term loans which bear interest at the prime rate plus 1.75% and become payable monthly based on a five-year amortization schedule. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

                The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at June 13, 1999.

                Long-term debt at June 13, 1999 also included $1,448,000 of capital lease obligations, of which $398,000 was included in the current portion of long term obligations, and a $117,000 note for site construction costs, which is included in other long-term liabilities.

                Operating activities for the twenty-four weeks ended June 13, 1999 used $788,000 which included a $1,114,000 reduction in accounts payable and $593,000 of restructuring reserve payments, primarily in accordance with the terms of negotiated lease settlements for three closed restaurants. The Company negotiated the lease settlements at amounts substantially provided for in the restructuring reserve.

                The Company's restructuring reserve of $664,000 at June 13, 1999 consisted of the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure and the estimated cash costs to close two additional restaurants at the end of their lease terms in 1999.

                For the twenty-four weeks ended June 13, 1999, the Company invested $466,000 in property and equipment, including restaurant point of sale systems in connection with its strategic information systems plan. The Company did not remodel any restaurants in the first twenty-four weeks of 1999, but expects to resume its remodeling program in the second half of 1999. In addition, the Company opened a test Fresh Choice Express in Fort Worth, Texas in the third quarter of 1999.

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

                The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. Although the Company currently has no further new restaurant development plans for 1999, the Company intends to resume its restaurant expansion, assuming its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 1999 capital requirements can be met through existing cash balances, cash provided by operations and it borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

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

                The Company is currently in the process of migrating its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. In accordance with its strategic information plan, the Company is already replacing certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. At June 13, 1999, the Company had the new point of sale systems in 15 of its 52 locations. The Company expects to complete its point of sale installations by the end of 1999. In addition, the Company is currently completing the testing of the year 2000 upgrade for its labor management software. The labor management software upgrade program is expected to be completed and year 2000 compliant by the end of 1999. The estimated cost of $500,000 for year 2000 compliance upgrades will be capitalized in accordance with normal policy and will be funded either through operating cash flow, equipment lease financing or borrowings under the Company's loan and security agreement.

                The Company has completed surveying all of its vendors and has received confirmation that all programs and systems used by vendors are, or will be by year-end, year 2000 compliant.

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

                Recent Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998 and, although profitable in the second quarter, the Company reported an operating loss for the first half of 1999.

                Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. For the first twenty-four weeks of 1999, the Company reported a comparable store sales increase of 3.8%, however, there can be no assurance that comparable store sales will continue to improve or that the Company will return to long-term profitability.

                Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company closed or sold eleven restaurants, including three at the end of 1995 and eight in 1996. The Company closed no restaurants in 1997 and closed one restaurant at the expiration of its lease term in early 1998. In 1998, the Company announced a plan to close an additional four previously impaired restaurants and for the closure of two additional restaurants where it does not intend to renew the leases. To date, three of these restaurant have been closed. The Company opened one Fresh Choice restaurant in 1996 and in 1997, acquired the Zoopa trade name and three Zoopa restaurants and opened an additional two new Zoopa restaurants. In 1998 two additional restaurants were opened. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company has opened a test Fresh Choice Express in Fort Worth, Texas in the third quarter of 1999 and currently has no further expansion plans for 1999. While the Company intends to resume its expansion, assuming its financial performance improves, there can be no assurance that the Company will be able to continue expansion. The Company's ability to successfully implement an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

                While on a long-term basis, the Company intends to expand its operations in markets outside of California, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of July 13, 1999, the Company had opened or purchased ten restaurants in Texas, including its test Fresh Choice Express, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the fifteen restaurants closed or sold, two were in Texas, two were in the state of Washington, eight were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

                Geographic Concentration. As of July 13, 1999, 40 of the Company's 52 restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

                Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable store sales, which were negative for four consecutive years, may not continue the positive trend of the first twenty-four weeks of 1999.

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

                Control by Major Shareholder. Crescent Real Estate Equities Limited Partnership holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder. Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company's Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company's business activity. In addition, because the Company did not achieve an earnings target (before interest, taxes, depreciation and amortization) of $5,500,000 in 1998, the holders of Series A preferred stock have the right to elect a majority of the Company's Board of Directors. These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock.

Results of Operations

                The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:


                                                                                  Twelve Weeks Ended
                                                                     ---------------------------------------------
(Dollars in thousands)                                                   June 13, 1999           June 14, 1998
                                                                     ---------------------   ---------------------
NET SALES                                                            $ 17,141      100.0%    $ 17,366       100.0%

COSTS AND EXPENSES:
     Cost of sales                                                      4,217       24.6%       4,597        26.5%
     Restaurant operating expenses:
           Labor                                                        5,443       31.8%       5,651        32.5%
           Occupancy and other                                          5,204       30.4%       5,439        31.3%
     Depreciation and amortization                                        819        4.8%         851         4.9%
     General and administrative expenses                                1,222        7.0%       1,252         7.2%
                                                                     -------------------     ---------------------
           Total costs and expenses                                    16,905       98.6%      17,790       102.4%
                                                                     -------------------     ---------------------

OPERATING INCOME (LOSS)                                                   236        1.4%        (424)       (2.4)%

     Interest income                                                       15        0.1%           -           -%
     Interest expense                                                    (115)      (0.7)%        (43)       (0.3)%
                                                                     -------------------     ---------------------
     Interest income (expense), net                                      (100)      (0.6)%        (43)       (0.3)%
                                                                     -------------------     ---------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
            OF CHANGE IN ACCOUNTING PRINCIPLE                             136        0.8%        (467)       (2.7)%

Cumulative effect of change in accounting principle - adoption
     of SOP 98-5, "Reporting on the Costs of Start-Up Activities"           -          -%           -           -%
                                                                     -------------------     ---------------------

NET INCOME (LOSS)                                                    $    136        0.8%    $   (467)       (2.7)%
                                                                     ===================     =====================

Number of restaurants:
     Open at beginning of period                                           51                      53
                                                                     ========                ========
     Open at end of period                                                 51                      53
                                                                     ========                ========


                                                                                 Twenty-Four Weeks Ended
                                                                     -----------------------------------------------
(Dollars in thousands)                                                   June 13, 1999              June 14, 1998
                                                                     ---------------------     ---------------------
NET SALES                                                            $ 33,932       100.0%     $ 33,558       100.0%

COSTS AND EXPENSES:
     Cost of sales                                                      8,295        24.4%        8,837        26.3%
     Restaurant operating expenses:
           Labor                                                       11,027        32.5%       11,041        32.9%
           Occupancy and other                                         10,517        31.0%       10,492        31.3%
     Depreciation and amortization                                      1,624         4.8%        1,669         5.0%
     General and administrative expenses                                2,491         7.4%        2,561         7.6%
                                                                     --------------------     ---------------------
           Total costs and expenses                                    33,954       100.1%       34,600       103.1%
                                                                     --------------------     ---------------------

OPERATING INCOME (LOSS)                                                  (22)        (0.1)%     (1,042)        (3.1)%

     Interest income                                                       25         0.1%           8            -%
     Interest expense                                                   (220)        (0.6)%        (80)        (0.2)%
                                                                     --------------------     ---------------------
     Interest income (expense), net                                     (195)        (0.5)%        (72)        (0.2)%
                                                                     --------------------     ---------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
            OF CHANGE IN ACCOUNTING PRINCIPLE                           (217)        (0.6)%     (1,114)        (3.3)%

Cumulative effect of change in accounting principle - adoption
     of SOP 98-5, "Reporting on the Costs of Start-Up Activities"        (70)        (0.2)%          -            -%
                                                                     --------------------     ---------------------

NET INCOME (LOSS)                                                    $  (287)        (0.8)%   $ (1,114)        (3.3)%
                                                                     ====================     =====================

Number of restaurants:
     Open at beginning of period                                           51                       53
                                                                     ========                 ========
     Open at end of period                                                 51                       53
                                                                     ========                 ========

                The following table presents the components of average operating income (loss) on a per restaurant basis, based on the average number of restaurants open during the period:


                                                    Twelve Weeks Ended                     Twenty-Four Weeks Ended
                                            -----------------------------------     -------------------------------------
(Dollars in thousands)                       June 13, 1999       June 14, 1998        June 13, 1999        June 14, 1998
                                            ---------------    ----------------     ----------------     ----------------

NET SALES                                   $  336    100.0%   $  330     100.0%    $  665     100.0%    $  635     100.0%

COSTS AND EXPENSES:
     Cost of sales                              82     24.6%       87      26.5%       163      24.4%       167      26.3%
     Restaurant operating expenses:
           Labor                               107     31.8%      107      32.5%       216      32.5%       209      32.9%
           Occupancy and other                 102     30.4%      103      31.3%       206      31.0%       199      31.3%
     Depreciation and amortization              16      4.8%       16       4.9%        33       4.8%        32       5.0%
     General and administrative expenses        24      7.0%       24       7.2%        49       7.4%        48       7.6%
                                            ---------------    ----------------     ----------------     ----------------

           Total costs and expenses            331     98.6%      337     102.4%       667     100.1%       655     103.1%
                                            ---------------    ----------------     ----------------     ----------------

OPERATING INCOME (LOSS)                     $    5      1.4%   $   (7)     (2.4)%   $   (2)     (0.1)%   $  (20)     (3.1)%
                                            ===============    ================     ================     ================

 Average restaurants open                     51.0               52.7                 51.0                 52.8
                                            ======             ======               ======               ======


Results of Operations:  Twelve Weeks Ended June 13, 1999
Compared to Twelve Weeks Ended June 14, 1998

                Net Sales. Net sales for the quarter ended June 13, 1999 were $17,141,000, a decrease of $225,000, or 1.3%, from net sales of $17,366,000 for the quarter ended June 14, 1998. The primary components of the net change in sales were:

Incremental sales from new restaurants          $ 159,000
Increase in comparable store sales                207,000
Absence of sales from closed restaurants         (591,000)
                                                ---------
                                                $(225,000)
                                                =========

                The Company operated 51 restaurants in the second quarter of 1999 compared to 53 restaurants in the second quarter of 1998. Sales at the Company's 47 comparable stores, which include restaurants open at least 18 months, increased 1.3% in the second quarter of 1999 versus the second quarter of 1998. Comparable store guest counts decreased 5.9%, while the comparable store average check increased 7.7% to $7.43, reflecting menu price increases and a reduction in the level of discounting.

                Net sales per restaurant averaged $336,000 in the second quarter of 1999, an increase of 1.8% over net sales per restaurant of $330,000 in the second quarter of 1998.

                Costs and Expenses. Cost of sales (food and beverage costs) was 24.6% of sales in the second quarter of 1999 compared to 26.5% in the second quarter of 1998, a decrease of 1.9% of sales. The decline is primarily the result of the increased average check. In addition, food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests, from cost efficiencies experienced with new products and new production methods.

                Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 62.2% of sales in the second quarter of 1999 compared to 63.8% of sales in the second quarter of 1998, a decrease of 1.6% of sales.

                Labor costs were 31.8% of sales in the second quarter of 1999 compared to 32.5% in the second quarter of 1998, a decrease of 0.7% of sales. Labor costs as a percentage of sales benefited from the Company's higher average check as well as labor savings from improved food production methods, offsetting an increased average wage rate.

                Occupancy and other expenses were 0.9% of sales lower than last year's second quarter. The decline is primarily the result of a reduction in marketing expenditures and higher average sales on these mostly fixed costs.

                Depreciation and Amortization. Depreciation and amortization expenses were 4.8% of sales in the second quarter of 1999 compared to 4.9% of sales in the second quarter of 1998. This decrease is primarily a result of higher average unit sales compared to the second quarter of 1998.

                General and Administrative Expenses. General and administrative expenses were 7.0% of sales in the second quarter of 1999 compared to 7.2% of sales in the second quarter of 1998. These expenses decreased $30,000 in the second quarter of 1999 compared to the second quarter of 1998 as a result of continued staffing and cost controls.

                Interest Income (Expense), Net. Interest income (expense), net increased to $100,000 in the second quarter of 1999 compared to $43,000 in the second quarter of 1998 due primarily to long-term borrowings in the current year under the Company's new loan and security agreement and additional capital lease obligations.

                Income Taxes. In the second quarter of 1999, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income. In the second quarter of 1998, the Company recorded no tax benefit from its operating loss due to valuation allowances against its net deferred tax assets.

Results of Operations:  Twenty-Four Weeks Ended June 13, 1999
Compared to Twenty-Four Weeks Ended June 14, 1998

                Net Sales. Net sales for the twenty-four weeks ended June 13, 1999 (first half of 1999) were $33,932,000, an increase of $374,000, or 1.1%, from sales of $33,558,000 for the twenty-four weeks ended June 14, 1998 (first half of 1998). The primary components of the net change in sales were:

Incremental sales from new restaurants          $   480,000
Increase in comparable store sales                1,163,000
Absence of sales from closed restaurants         (1,268,000)
                                                -----------
                                                $   375,000
                                                ===========

                The Company operated 51 restaurants in the first half of 1999 compared to 53 restaurants in the first half of 1998. Sales at the Company's 47 comparable stores, which include restaurants open at least 18 months, increased 3.8% in the first half of 1999 versus the first half of 1998. Comparable store guest counts decreased 2.3%, while the comparable store average check increased 6.2% to $7.34, reflecting menu price increases and a reduction in the level of discounting.

                Net sales per restaurant averaged $665,000 in the first half of 1999, an increase of 4.7% over net sales per restaurant of $635,000 in the first half of 1998.

                Costs and Expenses. Cost of sales (food and beverage costs) was 24.4% of sales in the first half of 1999 compared to 26.3% in the first half of 1998, a decrease of 1.9% of sales. In addition to the increase in the Company's average check, food and beverage costs per guest were lower in the first half of 1999 compared to the first half of 1998. Food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefited from cost efficiencies experienced with new products and new production methods.

                Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 63.5% of sales in the first half of 1999 compared to 64.2% of sales in the first half of 1998, a decrease of 0.7% of sales.

                Labor costs were 32.5% of sales in the first half of 1999 compared to 32.9% in the first half of 1998, a decrease of 0.4% of sales. Labor costs as a percentage of sales benefited from the Company's higher average check as well as labor savings from improved food production methods, offsetting the negative impact of a higher average wage rate.

                Occupancy and other expenses were 0.3% of sales lower than the prior year first half, primarily due to lower marketing costs and higher average sales on these mostly fixed costs.

                Depreciation and Amortization. Depreciation and amortization expenses were 4.8% of sales in the first half of 1999 compared to 5.0% of sales in the first half of 1998. The decrease is primarily the result of higher average store sales.

                General and Administrative Expenses. General and administrative expenses were 7.4% of sales in the first half of 1999 compared to 7.6% of sales in the first half of 1998. These expenses decreased $70,000 in the first half of 1999 compared to the first half of 1998 as a result of continued staffing and cost controls.

                Interest Income (Expense), Net. Interest income (expense), net increased to $195,000 in the first half of 1999 compared to $72,000 in the first half of 1998 due primarily to long-term borrowings in the current year under the Company's new loan and security agreement and additional capital lease obligations.

                Income Taxes. The Company recorded no tax benefit from its operating losses in the first half of 1999 and 1998 due to valuation allowances against its net deferred tax assets.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at June 13, 1999, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

                                  PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS                                    Not Applicable.

ITEM 2 - CHANGES IN SECURITIES                                Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company held its Annual Meeting of Stockholders on May 20,1999. The stockholders voted on proposals on:

                (1) The election of two Class I directors to hold office for a three-year term and until their respective successors are elected and qualified. The proposal was approved by the following vote:

                Nominee                   In Favor                 Withheld
                -------                   --------                 --------

                Vern O. Curtis            4,710,967                270,302
                Charles L. Boppell        4,904,287                 76,982


                (2) The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 26, 1999. The proposal was approved by the following vote:

                For                       Against                  Abstain
                ---                       -------                  -------

                4,958,587                 12,306                   10,376

ITEM 5 - OTHER INFORMATION                                      Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 13, 1999.

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


    Dated:  July 26, 1999

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