Form 10-Q
period 1999-09-05
FRESH CHOICE INC
filed 1999-10-19
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 5, 1999
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of October 13, 1999 was 5,741,697.

                               FRESH CHOICE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets at September 5, 1999
        and December 27, 1998.....................................................................3

        Condensed Consolidated Statements of Operations for the Twelve and Thirty-Six Weeks
        ended September 5, 1999 and September 6, 1998 ............................................4

        Condensed Consolidated Statements of Cash Flow for the Thirty-Six Weeks
        ended September 5, 1999 and September 6, 1998.............................................5

        Notes to Unaudited Condensed Consolidated Financial Statements............................6

    Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................................................9

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........................19

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings...................................................................19
    Item 2 - Changes in Securities...............................................................19
    Item 3 - Defaults Upon Senior Securities.....................................................19
    Item 4 - Submission of Matters to a Vote of Security Holders.................................19
    Item 5 - Other Information...................................................................19
    Item 6 - Exhibits and Reports on Form 8-K....................................................19

SIGNATURES ......................................................................................20

INDEX TO FORM 10-Q EXHIBITS......................................................................21

                         PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

                                                                             September 5,       December 27,
                                                                                 1999               1998
                                                                             ------------       ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                              $  3,344           $  1,830
      Receivables                                                                 117                126
      Inventories                                                                 595                571
      Pre-opening costs, net                                                       --                 70
      Prepaid expenses and other current assets                                   568                503
                                                                             --------           --------
      Total current assets                                                      4,624              3,100
PROPERTY AND EQUIPMENT, net                                                    27,258             29,168

LEASE ACQUISITION COSTS, net                                                      355                406

DEPOSITS AND OTHER ASSETS                                                         594                531
                                                                             --------           --------
TOTAL ASSETS                                                                 $ 32,831           $ 33,205
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                       $  2,124           $  3,324
      Accrued salaries and wages                                                1,474              1,335
      Sales tax payable                                                           718                876
      Other accrued expenses                                                    1,674              1,995
      Restructuring reserve                                                       869              1,257
      Line of credit borrowings                                                    --              1,155
      Current portion of long-term obligations                                    784                359
                                                                             --------           --------
      Total current liabilities                                                 7,643             10,301
CAPITAL LEASE OBLIGATIONS                                                       1,137               1171

OTHER LONG-TERM LIABILITIES                                                     1,417               1787

LONG-TERM DEBT                                                                  2,125                 --
                                                                             --------           --------
      Total liabilities                                                        12,322             13,259
                                                                             --------           --------
STOCKHOLDERS' EQUITY
      Convertible preferred stock, $.001 par value;  3.5 million shares
             authorized; shares outstanding: 1999 and 1998-1,187,906            5,175              5,175
      Common stock, $.001 par value; 15 million shares authorized;
             shares outstanding: 1999-5,741,697; 1998-5,718,847                42,260             42,210
      Accumulated deficit                                                     (26,926)           (27,439)
                                                                             --------           --------
      Total stockholders' equity                                               20,509             19,946
                                                                             --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 32,831           $ 33,205
                                                                             ========           ========

The December 27, 1998 amounts are derived from the Company's audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                                        Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                                   -----------------------------     ----------------------------
                                                                   September 5,     September 6,     September 5,    September 6,
                                                                       1999             1998             1999            1998
                                                                   ------------     ------------     ------------    ------------
NET SALES                                                           $ 18,446         $ 18,644         $ 52,378         $ 52,202

COSTS AND EXPENSES:

       Cost of sales                                                   4,471            4,886           12,766           13,723
       Restaurant operating expenses:
             Labor                                                     5,765            5,879           16,792           16,920
             Occupancy and other                                       5,213            5,683           15,730           16,175
       Depreciation and amortization                                     818              889            2,442            2,558
       General and administrative expenses                             1,293            1,219            3,784            3,780
       Gain on sale of property and equipment                           (452)              --             (452)              --
       Restructuring and asset impairment expenses                       443               --              443               --
                                                                    --------         --------         --------         --------
             Total costs and expenses                                 17,551           18,556           51,505           53,156
                                                                    --------         --------         --------         --------

OPERATING INCOME (LOSS)                                                  895               88              873             (954)

       Interest income                                                    28               --               53                8
       Interest expense                                                 (121)             (59)            (341)            (139)
                                                                    --------         --------         --------         --------
       Interest income (expense), net                                    (93)             (59)            (288)            (131)
                                                                    --------         --------         --------         --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
       OF CHANGE IN ACCOUNTING PRINCIPLE                                 802               29              585           (1,085)

Cumulative effect of change in accounting principle-adoption
       of SOP 98-5, "Reporting on the Costs of Start-Up Activities"       --               --              (70)              --
                                                                    --------         --------         --------         --------
NET INCOME (LOSS)                                                   $    802         $     29         $    515         $ (1,085)
                                                                    ========         ========         ========         ========

Basic net income (loss) per common share before
       cumulative effect of change in accounting principle          $   0.14         $   0.01         $   0.10         $  (0.19)
Cumulative effect of change in accounting principle                       --               --            (0.01)              --
                                                                    --------         --------         --------         --------
Basic net income (loss) per common share                            $   0.14         $   0.01         $   0.09         $  (0.19)
                                                                    --------         --------         --------         --------

Shares used in computing basic per share amounts                       5,742            5,695            5,728            5,688
                                                                    ========         ========         ========         ========

Diluted net income (loss) per common share before
       cumulative effect of change in accounting principle          $   0.12         $   0.00         $   0.08         $  (0.19)
Cumulative effect of change in accounting principle                       --               --            (0.01)              --
                                                                    --------         --------         --------         --------
Diluted net income (loss) per common share                          $   0.12         $   0.00         $   0.07         $  (0.19)
                                                                    ========         ========         ========         ========

Shares used in computing diluted per share amounts                     6,944            6,885            6,932            5,688
                                                                    ========         ========         ========         ========

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

                                                                         Thirty-Six Weeks Ended
                                                                     -------------------------------
                                                                     September 5,       September 6,
                                                                        1999                1998
                                                                     ------------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                                      $   515            $(1,085)
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
         Depreciation and amortization                                   2,617              2,698
         Restructuring and asset impairment expenses                       252                 --
         Cumulative effect of change in accounting principle                70                 --
         Issuance of stock options for consulting services                  20                 --
         (Gain) loss on disposal of property and equipment                (439)               197
         Deferred rent                                                    (330)              (350)
         Change in operating assets and liabilities:
             Receivables                                                    10                 47
             Inventories                                                   (91)               (66)
             Pre-opening costs                                              --                (42)
             Prepaid expenses and other current assets                     (67)              (116)
             Accounts payable                                           (1,199)               694
             Accrued salaries and wages                                    139                122
             Other accrued expenses                                       (481)              (373)
             Restructuring reserve                                        (623)              (721)
                                                                       -------            -------
    Net cash provided by operating activities                              393              1,005
                                                                       -------            -------

INVESTING ACTIVITIES:
    Capital expenditures                                                  (899)            (4,741)
    Proceeds from sale of property and equipment                           692                 --
    Deposits and other assets                                              (63)               (29)
                                                                       -------            -------
    Net cash used in investing activities                                 (270)            (4,770)
                                                                       -------            -------

FINANCING ACTIVITIES:
    Common stock sales                                                      30                 31
    Line of credit borrowings (repayments), net                         (1,155)             1,118
    Long term debt - borrowings                                          2,500                 --
    Capital lease obligations - borrowings                                 294              1,265
    Capital lease obligations - repayments                                (278)              (152)
    Other note payable-borrowings (repayments)                              --                 (1)
                                                                       -------            -------
    Net cash provided by financing activities                            1,391              2,261
                                                                       -------            -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,514             (1,504)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                  1,830              2,415
                                                                       -------            -------
    End of period                                                      $ 3,344            $   911
                                                                       =======            =======

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                           $   326            $   101
                                                                       =======            =======

See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks and Thirty-Six Weeks Ended September 5, 1999 and September 6, 1998

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

2.   NET INCOME (LOSS) PER SHARE

          Basic EPS excludes potentially dilutive securities and is computed by dividing the Company's net income (loss) by the weighted average of its common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the "if converted" method.

          A reconciliation of the components of basic and diluted net income
(loss) per common share follows:

                                                          Twelve Weeks Ended                Thirty-Six Weeks Ended
                                                    ------------------------------      -----------------------------
                                                    September 5,      September 6,      September 5,     September 6,
(In thousands, except per share data)                  1999              1998              1999              1998
                                                    ------------      ------------      ------------     ------------
 Net income (loss)                                    $   802           $    29           $   515           $(1,085)
                                                      =======           =======           =======           =======

Basic Net Income (Loss) Per Common Share

 Average common shares outstanding                      5,742             5,695             5,728             5,688
                                                      =======           =======           =======           =======
Diluted Net Income (Loss) Per Common Share

 Average common shares outstanding                      5,742             5,695             5,728             5,688
 Dilutive shares:
    Stock options                                          14                 2                16                --
    Convertible preferred stock                         1,188             1,188             1,188                --
                                                      -------           -------           -------           -------
    Total shares and dilutive shares                    6,944             6,885             6,932             5,688
                                                      =======           =======           =======           =======
 Basic net income (loss) per common share             $  0.14           $  0.01           $  0.09           $ (0.19)
                                                      =======           =======           =======           =======
 Diluted net income (loss) per common share           $  0.12           $  0.00           $  0.07           $ (0.19)
                                                      =======           =======           =======           =======

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

                                         Twelve Weeks Ended            Thirty-Six Weeks Ended
                                     ---------------------------    -----------------------------
                                     September 5,   September 6,    September 5,     September 6,
(In thousands)                          1999            1998            1999            1998
                                     ------------   ------------    ------------     ------------
Potential Dilutive Securities

   Stock options                           610             560             610             564
   Stock warrants                          732             732             732             732
   Convertible preferred stock              --              --              --           1,188

3.   INCOME TAXES

          The Company recorded no tax provision for its operating income during the thirty-six weeks ended September 5, 1999 due to the availability of net operating loss carryforwards to offset taxable income. The Company recorded no income tax benefit from its operating losses during the thirty-six weeks ended September 6, 1998 due to valuation allowances against its net deferred tax assets. The Company's net deferred taxes consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.   BORROWING ARRANGEMENTS

          During the third quarter ended September 5, 1999, the Company decreased its borrowings under its loan and security agreement ("Agreement") to $2,500,000. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to an additional $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. As of September 5, 1999 the Company had a maximum of $2,950,000 available for borrowing under the Agreement of which it had borrowed $2,500,000. Of the total amount borrowed, $375,000 was included in the current portion of long-term obligations.

          The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the covenants under the Agreement at September 5, 1999.

5.   SALE OF RESTAURANT

          In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter. The Company received cash proceeds of $692,000 for the restaurant and recorded a gain of $452,000. The restaurant was leased back from the buyer for approximately two months and was closed during the fourth quarter of 1999.

6.   RESTRUCTURING AND RESTAURANT CLOSURE RESERVE

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

          In accordance with the Company's continuing strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a restructuring and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs.

          The Company made payments of $814,000 in the first thirty-six weeks of 1999 primarily in accordance with the terms of negotiated lease settlements for the closed restaurants. The Company negotiated the lease settlements at substantially the same amounts as provided for in the restructuring reserve.

          At September 5, 1999, the Company's restructuring reserve of $869,000 consisted of the estimated cash costs to close and settle the lease obligation for the restaurant closed in the third quarter, the estimated cash costs to close and settle the lease obligation on one other restaurant identified for closure, the estimated cash costs associated with the closure of a restaurant sold in the third quarter and the estimated cash costs to close one additional restaurant at the end of its lease term in 1999.

7.   ADOPTION OF SOP 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES"

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

8.   CONVERTIBLE PREFERRED STOCK

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirty-six weeks ended September 5, 1999. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 27, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 27, 1998.

          Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth herein. Among the risks and uncertainties are the continuation of positive comparable store sales; future profitability; the Company's successful efforts to close, sell or improve operating results of under-performing stores which depend on many factors not within the Company's control such as the negotiation of settlements of existing lease obligations under acceptable terms; the ability to obtain additional financing on favorable terms; and the Company's ability to locate suitable restaurant sites and construct new restaurants in a timely manner.

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

          At the beginning of fiscal 1999, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to an additional $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. During the thirty-six weeks ended September 5, 1999, the Company borrowed $2,500,000 under the Agreement and used $1,155,000 of the amount borrowed to pay off its bank line of credit. At September 5, 1999, the Company had $2,500,000 of long-term debt borrowed under the terms of the Agreement, of which $375,000 was included in the current portion of long-term obligations. As of September 5, 1999, the Company had a maximum of $2,950,000 available for borrowing under the Agreement of which it had borrowed $2,500,000.

          Borrowings under the Agreement initially bear interest at the prime rate (8.25% at September 5, 1999) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings, if any, on the first and second anniversaries of the Agreement convert into term loans which bear interest at the prime rate plus 1.75% and become payable monthly based on a five-year amortization schedule. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

          The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the covenants under the Agreement at September 5, 1999.

          Long-term debt at September 5, 1999 also included $1,546,000 of capital lease obligations, of which $409,000 was included in the current portion of long term obligations, and a $117,000 note for site construction costs, which is included in other long-term liabilities.

          Operating activities for the thirty-six weeks ended September 5, 1999 provided $393,000 of cash flow which included a $1,199,000 reduction in accounts payable and $814,000 of restructuring reserve payments. The restructuring reserve payments were primarily in accordance with the terms of negotiated lease settlements for closed restaurants. The Company negotiated the lease settlements at substantially the same amounts as provided for in the restructuring reserve.

          The Company's restructuring reserve of $869,000 at September 5, 1999 consisted of the estimated cash costs to close and settle the lease obligation for the restaurant closed in the third quarter, the estimated cash costs to close and settle the lease obligation on one other restaurant identified for closure, the estimated cash costs associated with the closure of a restaurant sold in the third quarter and the estimated cash costs to close one additional restaurant at the end of its lease term in 1999. In addition, in accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter receiving cash proceeds of $692,000.

          For the thirty-six weeks ended September 5, 1999, the Company invested $899,000 in property and equipment, including restaurant point of sale systems in connection with its strategic information systems plan. The Company did not remodel any restaurants in the first thirty-six weeks of 1999, but resumed its remodeling program in the fourth quarter of 1999 and anticipates remodeling up to seven restaurants during the quarter. In addition, the Company opened its first Fresh Choice Express, on a test basis, in Fort Worth, Texas in the third quarter of 1999.

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

          The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. Although the Company currently has no further new restaurant development plans for 1999, the Company intends to expand the testing of the Fresh Choice Express concept with an additional location in fiscal 2000 and intends to resume its Fresh Choice restaurant expansion once the Company's financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore annual profitability and the Company's ability to obtain financing. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 1999 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

Impact of Inflation

          Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The Federal minimum wage increased effective September 1, 1997, the State of California minimum wage increased effective March 1, 1998 and the State of Washington minimum wage increased effective January 1, 1999. The Company raised prices in response to these increases. The State of Washington (where the Company operates four restaurants) has another increase scheduled for January 1, 2000. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs may be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.

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

          The Company has migrated its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. In accordance with its strategic information plan, the Company is already replacing certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. At September 30, 1999, the Company had new point of sale systems in 27 of its 51 locations. The Company expects to complete point of sale installations by the end of 1999. In addition, the Company is currently completing the testing of the year 2000 upgrade for its labor management software. The labor management software upgrade program is expected to be completed and year 2000 compliant by the end of 1999. The estimated cost of $500,000 for year 2000 compliance upgrades will be capitalized in accordance with normal policy and will be funded either through operating cash flow, equipment lease financing or borrowings under the Company's loan and security agreement.

          The Company has completed surveying all of its vendors and has received confirmation that all programs and systems used by vendors are, or are expected to be, year 2000 compliant by year-end.

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

          Recent Operating Losses and Declines in Comparable Store Sales. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998 and, although the Company is profitable for the first thirty-six weeks of 1999 there can be no assurance that the Company will be profitable for the full fiscal year.

          Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. For the first thirty-six weeks of 1999, the Company reported a comparable store sales increase of 2.1%, however, there can be no assurance that comparable store sales will continue to improve or that the Company will return to long-term profitability.

          Expansion. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company closed or sold eleven restaurants, including three at the end of 1995 and eight in 1996. The Company closed no restaurants in 1997 and closed one restaurant at the expiration of its lease term in early 1998. In 1998, the Company announced a plan to close an additional four previously impaired restaurants and for the closure of two additional restaurants where it does not intend to renew the leases. To date, three of these restaurant have been closed and the Company has renewed the lease on one of the leases that was expiring. The Company intends to close the other restaurant upon expiration of the lease. In addition the Company closed a restaurant and sold another restaurant during the third quarter of 1999. The Company opened one Fresh Choice restaurant in 1996 and in 1997, acquired the Zoopa trade name and three Zoopa restaurants and opened an additional two new Zoopa restaurants. In 1998 two additional restaurants were opened. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company opened its first Fresh Choice Express, on a test basis, in Fort Worth, Texas in the third quarter of 1999 and currently has no further expansion plans for 1999. While the Company intends to resume its expansion, once its financial performance improves, there can be no assurance that the Company will be able to continue expansion. The Company's ability to successfully implement an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

          While on a long-term basis, the Company intends to expand its operations in markets outside of California, assuming its financial performance improves, there can be no assurance as to when or whether the Company will resume its expansion. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of September 5, 1999, the Company had opened or purchased ten restaurants in Texas, including its test Fresh Choice Express, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the seventeen restaurants closed or sold, three were in Texas, two were in the state of Washington, nine were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

          Geographic Concentration. As of September 5, 1999, 40 of the Company's 51 restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

          Seasonality and Quarterly Fluctuations. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable store sales, which were negative for four consecutive years through 1998, may not continue the positive trend of the first thirty-six weeks of 1999.

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

          Ability to Obtain Additional Financing. The Company intends to resume restaurant expansion, once its financial performance improves. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain financing. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its borrowing arrangements. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

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

Results of Operations

          The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

                                                                                              Twelve Weeks Ended
                                                                       ----------------------------------------------------------
(Dollars in thousands)                                                      September 5, 1999               September 6, 1998
                                                                       ----------------------------------------------------------
NET SALES                                                              $ 18,446            100.0 %     $ 18,644            100.0 %

COSTS AND EXPENSES:

       Cost of sales                                                      4,471             24.2 %        4,886             26.2 %
       Restaurant operating expenses:
               Labor                                                      5,765             31.3 %        5,879             31.5 %
               Occupancy and other                                        5,213             28.3 %        5,683             30.5 %
       Depreciation and amortization                                        818              4.4 %          889              4.8 %
       General and administrative expenses                                1,293              7.0 %        1,219              6.5 %
       Gain on sale of property and equipment                              (452)            (2.5)%           --                - %
       Restructuring and asset impairment expenses                          443              2.4 %           --                - %
                                                                       --------            -----       --------            -----

               Total costs and expenses                                  17,551             95.1 %       18,556             99.5 %
                                                                       --------            -----       --------            -----

OPERATING INCOME (LOSS)                                                     895              4.9 %           88              0.5 %

       Interest income                                                       28              0.2 %           --                - %
       Interest expense                                                    (121)            (0.8)%          (59)            (0.3)%
                                                                       --------            -----       --------            -----

       Interest income (expense), net                                       (93)            (0.6)%          (59)            (0.3)%
                                                                       --------            -----       --------            -----

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
       OF CHANGE IN ACCOUNTING PRINCIPLE                                    802              4.3 %           29              0.2 %

Cumulative effect of change in accounting principle-adoption
       of SOP 98-5, "Reporting on the Costs of Start-Up Activities"          --                - %           --                - %
                                                                       --------            -----       --------            -----

NET INCOME (LOSS)                                                      $    802              4.3 %     $     29              0.2 %
                                                                       ========            =====       ========            =====

Number of restaurants:

       Open at beginning of period                                           51                              53
                                                                       ========                        ========
       Open at end of period                                                 51                              53
                                                                       ========                        ========


                                                                                            Thirty-Six Weeks Ended
                                                                      ----------------------------------------------------------
(Dollars in thousands)                                                     September 5, 1999               September 6, 1998
                                                                      ---------------------------    ---------------------------
NET SALES                                                             $ 52,378            100.0 %    $ 52,202            100.0 %

COSTS AND EXPENSES:

       Cost of sales                                                    12,766             24.4 %      13,723             26.3 %
       Restaurant operating expenses:
               Labor                                                    16,792             32.1 %      16,920             32.4 %
               Occupancy and other                                      15,730             30.0 %      16,175             31.0 %
       Depreciation and amortization                                     2,442              4.7 %       2,558              4.9 %
       General and administrative expenses                               3,784              7.2 %       3,780              7.2 %
       Gain on sale of property and equipment                             (452)            (0.9)%          --                - %
       Restructuring and asset impairment expenses                         443              0.8 %          --                - %
                                                                      --------            -----      --------            -----

               Total costs and expenses                                 51,505             98.3 %      53,156            101.8 %
                                                                      --------            -----      --------            -----

OPERATING INCOME (LOSS)                                                    873              1.7 %        (954)            (1.8)%

       Interest income                                                      53              0.1 %           8                - %
       Interest expense                                                   (341)            (0.7)%        (139)            (0.3)%
                                                                      --------            -----      --------            -----

       Interest income (expense), net                                     (288)            (0.6)%        (131)            (0.3)%
                                                                      --------            -----      --------            -----

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
       OF CHANGE IN ACCOUNTING PRINCIPLE                                   585              1.1 %      (1,085)            (2.1)%

Cumulative effect of change in accounting principle-adoption
       of SOP 98-5, "Reporting on the Costs of Start-Up Activities"        (70)            (0.1)%          --                - %
                                                                      --------            -----      --------            -----

NET INCOME (LOSS)                                                     $    515              1.0 %    $ (1,085)            (2.1)%
                                                                      ========              ===      ========             ====

Number of restaurants:

       Open at beginning of period                                          51                             53
                                                                      ========                       ========
       Open at end of period                                                51                             53
                                                                      ========                       ========

               The following table presents the components of average operating income (loss) on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (The Company's Fresh Choice Express is excluded):

                                                                       Twelve Weeks Ended
                                                  -----------------------------------------------------------
(Dollars in thousands)                               September 5, 1999                   September 6, 1998
                                                  ------------------------           ------------------------
NET SALES                                         $  362           100.0 %           $  352           100.0 %

COSTS AND EXPENSES:

       Cost of sales                                  88            24.3 %               92            26.2 %
       Restaurant operating expenses:
               Labor                                 113            31.2 %              111            31.5 %
               Occupancy and other                   102            28.2 %              107            30.4 %
       Depreciation and amortization                  16             4.4 %               17             4.8 %
                                                  ------           -----             ------           -----

               Total costs and expenses              319            88.1 %              327            92.9 %
                                                  ------           -----             ------           -----
RESTAURANT OPERATING INCOME                       $   43            11.9 %           $   25             7.1 %
                                                  ======           =====             ======           =====

 Average Fresh Choice restaurants open              50.8                               53.0
                                                  ======                             ======

                                                                   Thirty-Six Weeks Ended
                                                 -----------------------------------------------------------
(Dollars in thousands)                              September 5, 1999                   September 6, 1998
                                                 ------------------------           ------------------------
NET SALES                                        $1,027           100.0 %           $  987           100.0 %

COSTS AND EXPENSES:

       Cost of sales                                250            24.3 %              259            26.2 %
       Restaurant operating expenses:
               Labor                                329            32.0 %              320            32.4 %
               Occupancy and other                  309            30.1 %              306            31.0 %
       Depreciation and amortization                 49             4.8 %               48             4.9 %
                                                 ------           -----             ------           -----

               Total costs and expenses             937            91.2 %              933            94.5 %
                                                 ------           -----             ------           -----
RESTAURANT OPERATING INCOME                      $   90             8.8 %           $   54             5.5 %
                                                 ======           =====             ======           =====

 Average Fresh Choice restaurants open             50.9                               52.9
                                                 ======                             ======

Results of Operations:  Twelve Weeks Ended September 5, 1999
Compared to Twelve Weeks Ended September 6, 1998

          Net Sales. Net sales for the quarter ended September 5, 1999 were $18,446,000, a decrease of $198,000 or 1.1%, from net sales of $18,644,000 for the quarter ended September 6, 1998. The primary components of the net change in sales were:


Incremental sales from new restaurants         $      367,000
Increase in comparable store sales                     94,000
Absence of sales from closed restaurants             (659,000)
                                               --------------
                                               $     (198,000)
                                               ==============

          The Company operated 51 restaurants in the third quarter of 1999 compared to 53 restaurants in the third quarter of 1998. Sales at the Company's 49 comparable stores, which include restaurants open at least 18 months, increased 0.5% in the third quarter of 1999 versus the third quarter of 1998. Comparable store guest counts decreased 6.5%, while the comparable store average check increased 7.5% to $7.33, reflecting menu price increases and a reduction in the level of discounting.

          Net sales per Fresh Choice restaurant averaged $362,000 in the third quarter of 1999, an increase of 3.0% over net sales per Fresh Choice restaurant of $352,000 in the third quarter of 1998.

          Costs and Expenses. Cost of sales (food and beverage costs) was 24.2% of sales in the third quarter of 1999 compared to 26.2% in the third quarter of 1998, a decrease of 2.0% of sales. The decline is primarily the result of the increased average check. In addition, food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests, from cost efficiencies experienced with new products and new production methods.

          Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 59.6% of sales in the third quarter of 1999 compared to 62.0% of sales in the third quarter of 1998, a decrease of 2.4% of sales.

          Labor costs were 31.3% of sales in the third quarter of 1999 compared to 31.5% in the third quarter of 1998, a decrease of 0.2% of sales. Labor costs as a percentage of sales benefited from the Company's higher average check as well as labor savings from improved food production methods, offsetting an increased average wage rate.

          Occupancy and other expenses of 28.3% of sales in the third quarter of 1999 compared to 30.5% of sales in the third quarter of 1998, a decrease of 2.2 % of sales. The decline is primarily the result of a reduction in marketing and promotional expenditures, and higher average sales on these mostly fixed costs.

          Depreciation and Amortization. Depreciation and amortization expenses were 4.4% of sales in the third quarter of 1999 compared to 4.8% of sales in the third quarter of 1998. This decrease is primarily a result of higher average unit sales compared to the third quarter of 1998.

          General and Administrative Expenses. General and administrative expenses were 7.0% of sales in the third quarter of 1999 compared to 6.5% of sales in the third quarter of 1998. General and administrative expenses increased $74,000 in the third quarter of 1999 compared to the third quarter of 1998 primarily as a result of salary and wage increases and higher travel costs partially related to the opening of the Fresh Choice Express test location.

          Gain on Sale of Property and Equipment. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter. The Company received cash proceeds of $692,000 and recorded a gain of $452,000. The restaurant was leased back from the buyer for approximately two months and was closed during the fourth quarter of 1999.

          Restructuring and Asset Impairment Expenses. In accordance with the Company's continuing strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a restructuring and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs.

          Interest Income (Expense), Net. Interest income (expense), net increased to $93,000 in the third quarter of 1999 compared to $59,000 in the third quarter of 1998 due primarily to long-term borrowings in the current year under the Company's new loan and security agreement and additional capital lease obligations.

          Income Taxes. In the third quarters of 1999 and 1998, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income

Results of Operations:  Thirty-Six Weeks Ended September 5, 1999
Compared to Thirty-Six Weeks Ended September 6, 1998

          Net Sales. Net sales for the thirty-six weeks ended September 5, 1999 were $52,378,000, an increase of $176,000, or 0.3%, from sales of $52,202,000 for the thirty-six weeks ended September 6, 1998. The primary components of the net change in sales were:

     Incremental sales from new restaurants         $      947,000
     Increase in comparable store sales                  1,062,000
     Absence of sales from closed restaurants           (1,833,000)
                                                    --------------
                                                    $      176,000
                                                    ==============

          The Company operated 51 restaurants in the first thirty-six weeks of 1999 compared to 53 restaurants in the first thirty-six weeks of 1998. Sales at the Company's 49 comparable stores, which include restaurants open at least 18 months, increased 2.1% in the first thirty-six weeks of 1999 versus the first thirty-six weeks of 1998. Comparable store guest counts decreased 4.1%, while the comparable store average check increased 6.5% to $7.34, reflecting menu price increases and a reduction in the level of discounting.

          Net sales per Fresh Choice restaurant averaged $1,027,000 in the first thirty-six weeks of 1999, an increase of 4.1% over net sales per Fresh Choice restaurant of $987,000 in the first thirty-six weeks of 1998.

          Costs and Expenses. Cost of sales (food and beverage costs) was 24.4% of sales in the first thirty-six weeks of 1999 compared to 26.3% in the first thirty-six weeks of 1998, a decrease of 1.9% of sales. In addition to the increase in the Company's average check, food and beverage costs per guest were lower in the first thirty-six weeks of 1999 compared to the first thirty-six weeks of 1998. Food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefited from cost efficiencies experienced with new products and new production methods.

          Restaurant Operating Expenses. Restaurant operating expenses (labor, occupancy and other) were 62.1% of sales in the first thirty-six weeks of 1999 compared to 63.4% of sales in the first thirty-six weeks of 1998, a decrease of 1.3% of sales.

          Labor costs were 32.1% of sales in the first thirty-six weeks of 1999 compared to 32.4% in the first thirty-six weeks of 1998, a decrease of 0.3% of sales. Labor costs as a percentage of sales benefited from the Company's higher average check as well as labor savings from improved food production methods, offsetting the negative impact of a higher average wage rate.

          Occupancy and other expenses were 30.0% of sales in the first thirty-six weeks of 1999 compared to 31.0% in the first thirty-six weeks of 1998, a decrease of 1.0% of sales. The decline is primarily the result of a reduction in marketing and promotional expenditures, and higher average sales on these mostly fixed costs.

          Depreciation and Amortization. Depreciation and amortization expenses were 4.7% of sales in the first thirty-six weeks of 1999 compared to 4.9% of sales in the first thirty-six weeks of 1998. The decrease is primarily the result of higher average store sales.

          General and Administrative Expenses. General and administrative expenses were 7.2% of sales in the first thirty-six weeks of 1999 and 1998. These expenses increased only $4,000 in the first thirty-six weeks of 1999 compared to the first thirty-six weeks of 1998 as a result of continued staffing and cost controls.

          Gain on Sale of Property and Equipment. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter. The Company received cash proceeds of $692,000 and recorded a gain of $452,000. The restaurant was leased back from the buyer for approximately two months and was closed during the fourth quarter of 1999.

          Restructuring and Asset Impairment Expenses. In accordance with the Company's continuing strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a restructuring and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs.

          Interest Income (Expense), Net. Interest income (expense), net increased to $288,000 in the first thirty-six weeks of 1999 compared to $131,000 in the first thirty-six weeks of 1998 due primarily to long-term borrowings in the current year under the Company's new loan and security agreement and additional capital lease obligations.

          Income Taxes. The Company recorded no tax provision for its operating income during the thirty-six weeks ended September 5, 1999 due to the availability of net operating loss carryforwards to offset taxable income. The Company recorded no income tax benefit from its operating losses during the thirty-six weeks ended September 6, 1998 due to valuation allowances against its net deferred tax assets.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at September 5, 1999, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 5, 1999.

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

Dated: October 19, 1999

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