Form 10-K
period 1999-12-26
FRESH CHOICE INC
filed 2000-03-23
CIK 893741

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-20792
                            ------------------------

                               FRESH CHOICE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0130849
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    2901 TASMAN DRIVE--SUITE 109,                           95054-1169
           SANTA CLARA, CA                                  (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (408) 986-8661

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on February 29, 2000 was $8,935,000. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at February 29, 2000 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

    Number of shares of Common Stock, $0.001 par value, outstanding as of February 29, 2000 was 5,762,444.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                            FORM 10-K REFERENCE
                         ---------                            -------------------
(1) Proxy Statement for the Annual Meeting of Stockholders
  scheduled for May 18, 2000                                      Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FRESH CHOICE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             NO.
                                                                           --------
PART I...................................................................      3

  Item 1.    BUSINESS....................................................      3
  Item 2.    PROPERTIES..................................................     14
  Item 3.    LEGAL PROCEEDINGS...........................................     15
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     15

PART II..................................................................     15

  Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................     15
  Item 6.    SELECTED FINANCIAL DATA.....................................     16
  Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................     16
  Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK........................................................     26
  Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     26
  Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................     26

PART III.................................................................     26

  Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     26
  Item 11.   EXECUTIVE COMPENSATION......................................     27
  Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................     27
  Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     27

PART IV..................................................................     27
  Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.........................................................     27

SIGNATURES...............................................................     47

INDEX TO FORM 10-K EXHIBITS..............................................     48

FORM 10-K EXHIBITS

                                     PART I

    Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures, settlement of lease obligations and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business--Business Risks". In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

ITEM 1. BUSINESS.

    As of February 29, 2000, the Company operated 49 restaurants, 48 restaurants operate under the "Fresh Choice" and "Zoopa" brand names and one operates under the "Fresh Choice Express" brand name. The Company operates 38 restaurants in California, 4 restaurants in the state of Washington and 7 restaurants in Texas, including the one Fresh Choice Express. In addition, the Company has a second Texas Fresh Choice Express location under construction. Fresh Choice and Zoopa restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen yogurt and other desserts, offered in a limited-service format. The Company's goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and value appeal of traditional buffet restaurants.

    The Fresh Choice and Zoopa restaurants use only fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered a minimum of four days per week to each restaurant, and all menu items are prepared on-site. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in exhibition-style cooking areas throughout the day. Guests make their selections from salads, soups, baked potatoes, hot pasta, pizza, muffins, breads, bakery goods, fresh fruit, frozen yogurt and specialty desserts.

    The Company believes that it provides its guests an excellent price/value relationship by offering unlimited servings for a current single price of $6.29 at weekday lunch, $6.99 for Saturday and Sunday lunch and $7.79 at dinner, in most locations, plus the cost of a beverage. The Company's wide variety of high-quality food and attractive prices are designed to appeal to a broad range of guests, including families, business professionals, students and senior citizens. In addition, the Company believes the concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

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

    The Company acquired the Zoopa trade name and three Zoopa restaurants in fiscal 1997 and currently operates its four (4) Washington restaurants and one
(1) restaurant in San Antonio, Texas under the Zoopa name. The Company did not open any new Fresh Choice or Zoopa restaurants in fiscal 1999, however, the Company did open one new test Fresh Choice Express in Texas. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating and advertising efficiencies, enhance brand-name recognition, and discourage competition.

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

    In December 1998, the Company recorded a $3.7 million restructuring charge for the closure of four previously impaired under-performing restaurants and for the closure of two additional restaurants where it decided not to renew the leases. The charge also included the impairment of two additional restaurants in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of." ("SFAS No. 121") The Company closed three of these restaurants in 1998 and another at the beginning of 2000. After significant improvement in operating performance, management reversed its decision to not renew the lease on one location and is evaluating its options on the remaining restaurant.

    In accordance with the Company's continuing strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a restructuring and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs. In addition, during the fourth quarter the Company wrote down the assets of another restaurant, as its lease expires in 2000, recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than the previously estimated costs.

    In September, 1996 the Company sold 1,187,906 shares of its Series B Non-Voting Convertible Preferred Stock to Crescent Real Estate Equities Limited Partnership ("Crescent") for $4.63 per share receiving net proceeds of approximately $5,175,000 in a private offering. Crescent and/or its assignees also had an option to purchase up to 593,953 shares of Series C Non-Voting Convertible Preferred Stock at a price of $6.00 per share during a period of three years which expired during 1999.

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

    EXTENSIVE FOOD SELECTION. The restaurant's broad selection of food offerings is designed to appeal to a wide range of guests. Each restaurant features a selection of specialty salads daily, prepared from recipes developed by the Company, as well as salad ingredients and a variety of dressings that allow guests to create their own salads. Each restaurant also offers a selection of delicious freshly-prepared soups, hot pasta with a variety of signature sauces, pizza, hot breads, muffins and other bakery goods, baked potatoes, fruits, frozen yogurt and other desserts.

    EXCELLENT PRICE/VALUE RELATIONSHIP. The Company believes its pricing strategy, for offering unlimited servings, is an excellent price/value alternative to other casual dining restaurants. Discounts are provided for young children and senior citizens through the Company's Masters Club-TM-.

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

    DISTINCTIVE DESIGN AND CASUAL ATMOSPHERE. The Company devotes significant resources to the design and decor of its restaurants. The restaurants have a flexible design which can accommodate a variety of available sites. The Company's new restaurant design and decor incorporated into its new restaurants and the current Fresh Choice restaurants remodel plan, uses an interior design that is in the style of an open-air international marketplace, like a farmer's market. The food is displayed in colorful arcades with fun and distinctive signage segregating each arcade section.

    RESTAURANT LOCATIONS. The Company's site selection strategy is generally to cluster its restaurants in each of its target markets in order to realize operating and marketing efficiencies, enhance brand-name recognition, and discourage competition.

RESTAURANT ECONOMICS

    For the 52 weeks ended December 26, 1999, the 49 Fresh Choice and Zoopa restaurants open throughout the entire period generated average net sales of approximately $1,485,000 and average cash flow, after occupancy expenses, of approximately $200,500 or 13.5% of net sales. During fiscal 1999 the Company did not open any new Fresh Choice or Zoopa restaurants. During fiscal 1998, the Company opened two new restaurants in Texas at an average cash cost of $1,140,000, not including pre-opening expenses.

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

    SOUPS. The restaurants offer a variety of soups selected daily from among its more than 50 soup recipes. All soups are prepared on-site utilizing fresh produce and other high-quality ingredients, and include low-fat and non-fat selections.

    PASTA. The restaurants offer high quality pasta with a selection of two or three freshly prepared signature sauces.

    PIZZA. The restaurants offer tasty three-cheese pizza fresh from the oven all day long. In addition, low fat vegetarian, pepperoni or other topped pizzas may be offered.

    MUFFINS AND BREADS. The restaurants offer a variety of muffins daily, including a low-fat muffin, selected from among its more than 70 muffin recipes. All muffins are baked in the exhibition bakery area and are replenished frequently to ensure warmth and freshness. The restaurants also offer a variety of freshly-baked breads, including sourdough french bread, harvest bread and herbed bread sticks.

    DESSERTS. The restaurants offer an assortment of desserts, including fresh fruits, tapioca, chocolate pudding, frozen yogurt, tasty cakes, and a triple chocolate decadence brownie.

    BEVERAGES. The restaurants offer an assortment of fruit juices, fresh lemonades and flavored iced teas. Fresh Choice also offers sodas and sparkling waters, and in most restaurants, beer and wine. Refills of juices, lemonade, soft drinks, coffee and tea are provided at no extra cost.

GUEST SERVICE

    The Company is committed to providing a superior level of service in order to distinguish itself from traditional limited-service restaurants. During peak hours, guests are escorted from the salad bar to a table. Crewmembers are in the dining area during meal hours to ensure each guest leaves the restaurant with the intent to return. Guest servers provide follow up beverage service, clean and bus tables, and attend to other guest needs.

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

    The Company actively solicits guest input through the use of comment cards prominently displayed in several areas in each restaurant, and attempts to respond in writing to all guest comments and suggestions.

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

    The Company's restaurants range from 5,140 to 10,000 square feet, seating from 160 to 290 guests. The Company's average Fresh Choice restaurant is approximately 6,850 square feet and seats approximately 214 guests. Many of the Company's restaurants provide limited outdoor seating. The flexible design of the restaurants enables the Company to take advantage of a broad range of available sites.

REMODELING

    Remodeling is an integral part of the Company's strategic plan. Restaurants typically require remodeling every five to seven years. The Company has incorporated many of the design elements of its Zoopa restaurants into its remodeling plans. Five restaurant remodels were completed and the new upgraded salad bar top installed on three previously remodeled restaurants in 1999. The Company invested approximately $736,000 on the remodeling of restaurants in 1999. Twenty-two (22) restaurants are scheduled to be remodeled and three previously remodeled restaurants are scheduled to receive the new salad bar top in 2000. The Company plans to invest approximately $1,700,000 to $1,900,000 in these remodels in 2000. The remodeling of these restaurants would complete its current remodel plans.

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

EXPANSION STRATEGY

    The Company did not open any new Fresh Choice or Zoopa restaurants in 1999 and currently plans to open one additional Fresh Choice restaurant in 2000. In 1999, the Company opened one test Fresh Choice Express unit in Texas and currently has another under construction in Texas. The Company is seeking a third test location in its core Northern California market. The Fresh Choice Express is designed for office buildings and other high traffic captive locations utilizing our local restaurants for much of the prep work, thus keeping capital and operating costs down. Further expansion of the Fresh Choice Express concept will be based upon an evaluation of the results in these test locations. In addition, the Company frequently reviews the operating performance and profitability of its restaurants, and, to the extent they do not meet expectations for operating performance, restaurants will be evaluated for possible closure.

    By clustering restaurants, the Company seeks to benefit from advertising and operating efficiencies. In addition, clustering allows the Company to capture more of the available guest base and to discourage competition. To the extent that the Company elects to open new restaurants in clusters outside of its existing Northern California markets, the Company expects that these restaurants may benefit from certain volume purchasing discounts and operating efficiencies generally applicable to its Northern California restaurants.

    The Company currently operates all of its existing restaurants, and has no current plans to offer franchises or to begin purchasing rather than leasing its restaurant sites on a regular basis.

    There can be no assurance that the restaurants will be successful outside the Company's existing Northern California markets, in locations where the Company has limited operating experience, where the weather is more seasonal, or where regional tastes and restaurant preferences may be different. In addition, the Company's ability to resume an expansion strategy will depend upon a variety of factors, including the selection and availability of suitable restaurant locations, the construction of new restaurants in a timely manner, the availability of capital to finance expansion, equipment costs and other factors, many of which are beyond the Company's control. As the Company resumes expansion, there can be no assurance that the Company will be successful in opening the number of restaurants anticipated, that those restaurants will be opened in a timely manner, or that, if opened, those restaurants will be operated profitably.

MARKETING AND PROMOTION

    The Company's marketing strategy in its existing markets is to increase unaided brand awareness toward building top-of-mind recall of the Fresh Choice or Zoopa brand resulting in increased usage among targeted consumers.

    The Company intends to maximize exposure within its target market with a consistent program of high impact, four color, broad reaching mediums such as free standing inserts in key newspapers. In addition, the Company intends to continue to use targeted direct mail throughout the year in selected markets. These tactics are designed to leverage both the high level of brand awareness and build a positive identifiable perception of Fresh Choice and Zoopa in the mind of the consumer. Additionally, by consistently providing a positive dining experience, the Company believes it benefits from significant word-of-mouth advertising.

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

RESTAURANT OPERATIONS AND MANAGEMENT

    MANAGEMENT AND CREWMEMBERS. The Company has endeavored to establish a strong corporate identity and culture and to maintain quality and consistency in its restaurants through the careful training of personnel and the establishment of rigorous standards relating to food purchasing and preparation and maintenance of the serving areas and facilities. Responsibility for managing the Company's restaurant operations is currently shared by seven regional managers, who report to the Senior Vice President of Operations who reports to the President and Chief Executive Officer. Regional managers are generally responsible for four to ten restaurants.

    The management staff of a typical Fresh Choice restaurant consists of one general manager, two or three restaurant managers and a shift manager. The Company externally recruits most of its restaurant managers, virtually all of whom have prior restaurant management experience. Most of the Company's current general managers have been promoted from restaurant managers. All newly hired managers participate in the Company's training course. Each restaurant also employs approximately 40 hourly crewmembers, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation and profitability of the restaurant. To enhance quality, service, cleanliness, maintenance and safety, the Company has developed detailed systems, procedures and controls with respect to labor and food cost standards, food preparation, planning and scheduling. The Company's culture emphasizes a sense of ownership and entrepreneurship. The Company maintains a variety of programs to reward excellent service and performance by each crewmember at the restaurant level. In addition to a competitive base salary, the Company has incentive plans that rewards restaurant managers based upon achieving sales and profit targets, controlling costs, quality of operations and tenure with the Company.

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

    TRAINING AND SUPPORT. The Company believes that its training programs have been successful in developing commitment to the Company, a consistent level of execution, and high-quality guest service. Upon joining Fresh Choice, each restaurant manager participates in a training course that covers all aspects of restaurant operations and develops management skills. All crewmembers are instructed through a combination of written materials and hands-on training prior to their performance being validated by a certified trainer and restaurant management. In addition, the Company creates and facilitates management and hourly crewmember workshops that apply to and support the Company's current goals and objectives.

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

TRADEMARKS AND SERVICE MARKS

    "Fresh Choice", "Zoopa", "The Ultimate Soup & Salad Bar", "Fresh Choice Masters Club" and "Fresh Choice Express" are registered marks of the Company. The Company is also pursuing federal registration of its logo. The Company's policy is to strenuously police the use of its marks and to oppose infringement of its marks.

EMPLOYEES

    As of February 29, 2000, the Company had approximately 1,975 crewmembers. These included approximately 1,778 hourly restaurant crewmembers, of whom approximately 1,330 were part-time crewmembers, approximately 158 full-time restaurant managers and trainees and approximately 39 full-time corporate management and staff. None of the Company's crewmembers is represented by a labor union. The Company believes that its employee relations are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of February 29, 2000 are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Everett F. Jefferson......................     61      President, Chief Executive Officer and
                                                       Director
David E. Pertl............................     47      Senior Vice President and Chief Financial
                                                       Officer
Tim G. O'Shea.............................     52      Senior Vice President, Marketing
Joan M. Miller............................     48      Senior Vice President, Human Resources
Tina E. Freedman..........................     39      Senior Vice President, Product Development
                                                       and Purchasing
Steven A. Adkins..........................     34      Senior Vice President, Operations

    Mr. Jefferson was elected President and Chief Executive Officer and as a director of the Company in February 1997. Mr. Jefferson has an extensive background in restaurant operations. From June 1996 to February 1997
Mr. Jefferson was an independent consultant. From June 1993 to June 1996
Mr. Jefferson was President and Chief Executive Officer of Cucina
Holding, Inc., the operator of Java City coffee and bakery. From March 1990 to June 1993 he was an independent consultant and independent restaurant operator. From May 1987 to March 1990 he was President and Chief Executive Officer of Skipper's, Inc. From May 1986 to April 1987 he was President of Kings
Table, Inc. Earlier in his career Mr. Jefferson was with Pizza Hut, Inc. for five years including three years as Senior Vice President of operations and was with Saga Corporation for ten years including two years as Regional Director of the Southeast and Caribbean.

    Mr. Pertl joined Fresh Choice in January 1997 as Vice President and Chief Financial Officer and was named a Senior Vice President in December 1998.
Mr. Pertl was Vice President and Chief Financial Officer of Summit Family Restaurants, Inc., a publicly-held family style restaurant company, from September 1989 until July 1996, when Summit was acquired. From September 1977 to September 1989 he held various financial positions with Ponderosa, Inc., including Senior Vice President and Chief Financial Officer from January 1987 to September 1989.

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

    Ms. Miller joined Fresh Choice in June, 1995 as Vice President, Human Resources and was named a Senior Vice President in December 1998. From
March 1992 to March 1995 she was Vice President, Human Resources for Medallion Mortgage Co., a mortgage banking company. From March 1990 to March 1992 she was an attorney with Littler Mendelson Fastiff Tichy & Mathiason, specializing in labor law. From 1981 to 1990 Ms. Miller was Senior Vice President, Human Resources for Pacific Western Bank.

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

    Mr. Adkins joined Fresh Choice in September 1991 as a restaurant manger, was named Vice President, Operations in December 1998 and was named a Senior Vice President and elected as an executive officer in March 2000. Mr. Adkins has held various positions at Fresh Choice, including Director of Operations from May 1998 to December 1998, Regional Manager from January 1995 to May 1998, and General Manager from November 1992 to January 1995.

BUSINESS RISKS

    Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

    OPERATING LOSSES AND HISTORICAL DECLINES IN COMPARABLE STORE SALES. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but incurred an operating loss in 1998. For 1999 the Company reported a modest profit.

    Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998 respectively. During 1999 the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% for fiscal year 1999. There can be no assurance that comparable store sales will continue to improve or that the Company will maintain profitability over the long-term.

    EXPANSION. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company closed or sold eleven restaurants under this program, including three at the end of 1995, and eight in 1996. The Company opened one Fresh Choice restaurant in 1996. In 1997, the Company acquired the Zoopa trade name and three Zoopa restaurants and also opened two new Zoopa restaurants. In 1998 two additional restaurants were opened. In September 1998, the Company announced a plan to close four additional previously impaired underperforming restaurants and for the closure of two additional restaurants where it decided not to renew the leases. To date, four of these restaurants have been closed, the Company reversed its decision to not renew the lease on one restaurant after a significant improvement in operating performance and is evaluating its options on the remaining restaurant. In addition, the Company closed a restaurant and sold another restaurant during the third quarter of 1999. No new Fresh Choice or Zoopa restaurants opened in 1999. The Company opened its first Fresh Choice Express, on a test basis, in Fort Worth, Texas in the third quarter of 1999, has another test location currently under construction in Texas and is seeking a third test location in its core Northern California market. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion, assuming its financial performance continues to improve, there can be no assurance that the Company will be able to continue expansion. The Company's ability to implement successfully an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

    While on a long-term basis the Company intends to expand its operations in markets outside of California, assuming its financial performance continues to improve, there can be no assurance as to when or whether the Company will resume its expansion. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of February 29, 2000, the Company had opened or purchased ten restaurants in Texas, including its test Fresh Choice Express, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the eighteen restaurants closed or sold, three were in Texas, two were in the state of Washington, ten were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

    GEOGRAPHIC CONCENTRATION. As of February 29, 2000, 38 of the Company's 49 restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

    SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. The fourth quarter of 2000 will include 17 weeks. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable store sales, which had been negative for four consecutive years through fiscal year 1998, may again turn negative.

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

    ABILITY TO OBTAIN ADDITIONAL FINANCING. The Company intends to resume restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the success of its restructuring plan in restoring profitability and its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available line of credit. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

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

    The Company's restaurants range from 5,140 to 10,000 square feet seating from 160 to 290 guests. Many of the Company's restaurants provide limited outdoor seating.

    Restaurant locations leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of ten to twenty years, with options to renew for additional periods which range from five to fifteen years. Of the Company's current leases all, except four, have remaining terms or renewal options extending more than five years following the date of this report.

    The Company currently leases a separate facility for its executive headquarters pursuant to a lease which expires December 31, 2000. The Company believes that such facility is adequate for its office space requirements through fiscal 2000. If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    STOCK INFORMATION. Fresh Choice, Inc.'s common stock trades on The Nasdaq Stock Market-Registered Trademark- under the Symbol: SALD. At February 29, 2000, 5,762,444 shares were owned by 349 stockholders of record. The following are the Company's common stock high and low closing sales prices for the fiscal years 1998 and 1999:

1998                                                             HIGH          LOW
----                                                          ----------   -----------
First Quarter...............................................  3 5/8        2 3/4
Second Quarter..............................................  4            2 13/16
Third Quarter...............................................  3 9/16       2
Fourth Quarter..............................................  2 1/8        1 1/8

1999                                                            HIGH          LOW
----                                                          ---------   -----------
First Quarter...............................................  2 3/4       1 34/64
Second Quarter..............................................  2 7/8       2
Third Quarter...............................................  2 3/4       1 7/8
Fourth Quarter..............................................  2 1/4       1 5/8

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

    On September 13, 1996, the Company sold to Crescent Real Estate
Equities Ltd. ("Crescent") 1,187,906 shares of Series B Non-Voting Convertible Participating Preferred Stock ("Series B Preferred Stock"), and granted Crescent an option to purchase 593,953 shares of Series C Non-Voting Convertible Participating Preferred Stock, which expired in 1999, ("Series C Preferred Stock") (collectively, the "Stock") for an aggregate purchase price of approximately $5.5 million, or $4.63 per share of Series B

Preferred Stock pursuant to a Preferred Stock Purchase Agreement dated
April 26, 1996. The Series B Preferred Stock is convertible into Series A Voting Convertible Participating Preferred Stock ("Series A Preferred Stock") at any time at the option of the holder, and the Series A, Series B and Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder. The Company offered and sold the Stock to Crescent, a sophisticated investor who purchased such shares for investment purposes, as transactions not involving a public offering pursuant to the exemption from registration provisions of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

    A five-year summary of selected financial data follows:

                                  DECEMBER 26,   DECEMBER 27,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                      1999           1998           1997           1996           1995
                                  ------------   ------------   ------------   ------------   ------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.......................     $74,071        $73,887        $72,978        $76,691        $84,280
Operating income (loss).........         679         (6,199)           219         (1,818)       (30,321)
Net income (loss)...............         185         (6,443)           333         (2,001)       (27,796)
Basic net income (loss) per
  share.........................        0.03          (1.13)          0.06          (0.36)         (5.05)
Diluted net income (loss) per
  share.........................        0.03          (1.13)          0.05          (0.36)         (5.05)
Total assets....................      31,857         33,205         35,608         37,166         37,306
Working capital (deficiency)....      (3,822)        (7,201)        (3,830)        (2,726)        (8,912)
Long-term debt and capital lease
  obligations, including current
  portion.......................       3,242          1,647            118            208            615
Stockholders' equity............     $20,212        $19,946        $26,318        $25,916        $22,291
Number of restaurants open at
  end of year...................          50*            51             53             48             55

------------------------

*   Includes one Fresh Choice Express

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business--Business Risks."

RESULTS OF OPERATIONS

    Fresh Choice, Inc. operates limited-service restaurants offering high quality, freshly made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen yogurt and other desserts. The Company operated 50 restaurants at December 26, 1999, 51 restaurants at December 27, 1998, and 53 restaurants at December 28, 1997. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1999, 1998 and 1997 each contained 52 weeks.

    During 1998, the Company completed a restructuring plan previously announced at the end of 1995. In connection with its 1995 restructuring plan, the Company closed or sold eleven restaurants, three in 1995 and eight in 1996 and curtailed restaurant expansion. The Company returned to profitability in 1997, reporting net income of $333,000, after incurring operating losses of $2,001,000 in 1996 and $27,796,000 in 1995 (including a $23,932,000 restructuring and asset impairment charge). The Company also resumed restaurant expansion in 1997, purchasing three restaurants in Washington and building two restaurants in Texas. The Company reported an operating loss of $6,443,000, including a $3,710,000 restructuring and asset impairment charge, in 1998 and discontinued its restaurant expansion to focus on its core restaurant operations after opening two additional restaurants in Texas. The Company was again profitable in 1999, reporting net income of $185,000 and developed and opened its first Fresh Choice Express.

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

    During 1997, the Company successfully introduced a number of cost control programs which resulted in the Company reporting a profit of $333,000 in 1997. The Company closed no additional restaurants in 1997 but identified one restaurant for closure at the end of its lease term in 1998. The restaurant closed in 1998 with no material financial impact.

    In the fourth quarter of 1998, the Company announced a plan which provided for the closure of four previously-impaired restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. The Company recorded a $3,710,000 restructuring and asset impairment charge in connection with the plan which was implemented in response to the continued poor operating performance of the four previously-impaired restaurants, the cannibalization of sales resulting from over-building in the Company's core Northern California market and lower-than-anticipated sales at certain new restaurants. The Company closed three of these restaurants in 1998 and another at the beginning of 2000. After significant improvement in operating performance, management reversed its decision to not renew the lease on one location and is evaluating its options on the remaining restaurant.

    During 1999, the Company reported four consecutive quarters of comparable store sales growth. This sales growth, along with the continued management of costs, resulted in the Company reporting a profit of $185,000 in 1999. The Company closed two restaurants in 1999. In accordance with the Company's strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a restructuring and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of another restaurant, received cash proceeds of $692,000 and recorded a gain of $452,000. In addition, during the fourth quarter, the Company wrote down the assets of another restaurant whose lease expires in 2000, recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than previously estimated costs.

    The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the year (the Company's Fresh Choice Express is excluded):

                                                        1999                  1998                  1997
                                                 -------------------   -------------------   -------------------
                                                                     (DOLLARS IN THOUSANDS)
NET SALES......................................   $1,468     100.0%     $1,393     100.0%     $1,456     100.0%
                                                  ------     -----      ------     -----      ------     -----
COSTS AND EXPENSES:
  Cost of sales................................      359      24.5         364      26.2         389      26.7
  Restaurant operating expenses:
    Labor......................................      476      32.4         459      32.9         450      30.9
    Occupancy and other........................      441      30.1         443      31.8         440      30.2
  Depreciation and amortization................       71       4.8          71       5.1          62       4.3
                                                  ------     -----      ------     -----      ------     -----
    Total costs and expenses...................    1,347      91.8       1,337      96.0       1,341      92.1
                                                  ------     -----      ------     -----      ------     -----
RESTAURANT OPERATING INCOME....................   $  121       8.2%     $   56       4.0%     $  115       7.9%
                                                  ======     =====      ======     =====      ======     =====
Average Fresh Choice restaurants open..........     50.3                  53.0                  50.1
                                                  ------                ------                ------

    The following table sets forth items in the Company's statements of operations as a percentage of sales:

                                                   1999                     1998                     1997
                                            -------------------      -------------------      -------------------
                                                                   (DOLLARS IN THOUSANDS)
NET SALES.................................  $74,071     100.0%       $73,887     100.0%       $72,978     100.0%
                                            -------     -----        -------     -----        -------     -----
COSTS AND EXPENSES:
  Cost of sales...........................   18,131      24.5         19,322      26.2         19,480      26.7
  Restaurant operating expenses:
    Labor.................................   24,051      32.5         24,345      32.9         22,566      30.9
    Occupancy and other...................   22,220      30.0         23,503      31.8         22,041      30.2
  Depreciation and amortization...........    3,539       4.8          3,739       5.1          3,082       4.2
  General and administrative expenses.....    5,445       7.3          5,467       7.4          5,590       7.7
  Gain on sale of property & equipment....     (452)     (0.6)             -         -              -         -
  Restructuring and asset impairment
    expenses..............................      458       0.6          3,710       5.0              -         -
                                            -------     -----        -------     -----        -------     -----
    Total costs and expenses..............   73,392      99.1         80,086     108.4         72,759      99.7
                                            -------     -----        -------     -----        -------     -----
OPERATING INCOME (LOSS)...................      679       0.9         (6,199)     (8.4)           219       0.3
  Interest income.........................       82       0.1             12         -            166       0.2
  Interest expense........................     (506)     (0.7)          (256)     (0.3)           (52)        -
                                            -------     -----        -------     -----        -------     -----
  Interest income (expense), net..........     (424)     (0.6)          (244)     (0.3)           114       0.2
                                            -------     -----        -------     -----        -------     -----
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE..........      255       0.3         (6,443)     (8.7)           333       0.5
  Cumulative effect of change in
    accounting principle--adoption of SOP
    98-5, "Reporting on the Costs of
    Start-Up Activities"..................      (70)     (0.1)             -         -              -         -
                                            -------     -----        -------     -----        -------     -----
NET INCOME (LOSS).........................  $   185       0.2%       $(6,443)     (8.7)%      $   333       0.5%
                                            =======     =====        =======     =====        =======     =====

    NET SALES. In 1999, net sales increased $0.2 million, or 0.1%, to $74.1 million. Sales increased $2.1 million at the Company's 48 restaurants open in both 1999 and 1998. The six restaurants closed in 1998 and 1999 accounted for a $2.7 million decline in sales. One new restaurant opened in 1998 and the Fresh Choice Express opened in 1999 contributed $0.8 million to net sales.

    In 1998, net sales increased $0.9 million, or 1.2%, to $73.9 million. Two restaurants opened in 1998 and five restaurants acquired or opened in 1997 contributed $4.9 million to sales offset by a $3.2 million sales decline in the Company's 44 comparable restaurants. Four restaurants closed in 1998 accounted for a $0.8 million decline in sales.

    The Company utilizes an 18-month basis for reporting comparable store sales which management believes represents a more realistic indication of the base business trends. On this basis, comparable store sales increased 3.5% in 1999 following decreases of 4.8% in 1998, and 2.7% in 1997. Comparable store guest counts decreased 1.9% in 1999 following declines of 6.1% in 1998, and 6.8% in 1997.

    The comparable store average check increased 5.5%, 1.4% and 4.0% in 1999, 1998 and 1997, respectively, primarily reflecting price increases in response to federal and state-mandated increases in the minimum wage and other cost increases.

    COST OF SALES. Cost of sales (food and beverage costs) were 24.5%, 26.2%, and 26.7% of net sales in 1999, 1998, and 1997, respectively. Food and beverage costs declined as a percentage of sales each year due to the combined effect of controlling food cost per guest and increases in the average check. In addition, food costs benefited from the Company's food program which manages cost through an efficient product rotation while maintaining a quality menu offering to the guest. Cost efficiencies experienced with new products and production methods also contributed to lower food costs.

    RESTAURANT OPERATING EXPENSES. Restaurant operating expenses (labor, occupancy and other) were 62.5%, 64.7%, and 61.1% of net sales in 1999, 1998 and 1997, respectively. In 1999, the fixed cost portion of labor became lower as a percentage of sales, despite average wage increases, due to a higher average check. In addition, labor costs benefited from labor savings resulting from improved production methods. As a result, labor costs were 1.4% of sales lower than in 1998. In addition, occupancy and other costs were 1.8% of sales lower primarily due to the impact of the higher average check and lower food promotion costs. In 1998, the fixed cost portion of labor became higher as a percentage of sales as comparable store sales declined and the average wage increased due to minimum wage increases and a highly competitive labor market. As a result, labor costs were 2.0% of sales higher than in 1997. In addition, occupancy and other costs were 1.6% of sales higher primarily due to the impact of the comparable store sales decline on these mostly fixed costs and to CPI-related rent increases offset by lower advertising costs. The Company invested 3.0% of sales in advertising in 1998 compared to 3.6% of sales in 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.9%, 5.1%, and 4.2% of sales in 1999, 1998 and 1997, respectively. The 1999 decrease is primarily the result of a decline in amortization of start-up costs and higher average store sales. The 1998 increase was primarily the result of lower average sales per restaurant, the Company's investment in new and remodeled restaurants and increased amortization of start-up costs related to four new restaurants.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 7.4%, 7.4%, and 7.7% of sales in 1999, 1998 and 1997, respectively. Continued controls over spending and staffing contributed to a $23,000 decline in general and administrative expenses in 1999 and a $123,000 decline in 1998.

    GAIN ON SALE OF PROPERTY AND EQUIPMENT. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter. The Company received cash proceeds of $692,000 and recorded a gain of $452,000.

    RESTRUCTURING AND ASSET IMPAIRMENT EXPENSES. In 1999, the Company recorded a restructuring and asset impairment charge for the closure of one restaurant and the expected closure of another restaurant at the end of its lease term in 2000.

    In the fourth quarter of 1998, the Company recorded a restructuring and asset impairment charge for the closure of four restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. In 1998, the Company also completed a restructuring plan previously announced at the end of 1995. The plan called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a write-down of assets to estimated fair market value for thirteen other restaurants. Management developed the 1995 restructuring plan to help restore profitability after an analysis of the sales potential and operating economies of every Fresh Choice restaurant. The Company had reported its first operating loss in the fourth quarter of 1994 and additional operating losses for each quarter of 1995. The Company based its impairment analysis on SFAS No. 121.

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

    The Company closed no restaurants in 1997, but identified one other restaurant, which was previously impaired in connection with the Company's restructuring plan, for closure in 1998 at the expiration of its lease term. The restaurant closed in 1998 with no material impact on the Company's financial position, results of operations or cash flows. In 1997, the Company recorded a $1,014,000 impairment charge for the write-down of assets to fair market value at one other restaurant in accordance with SFAS No. 121. The Company estimated fair value for the restaurant's assets based on the present value of expected future cash flows at the restaurant.

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

    In 1998, the Company closed three restaurants identified for closure and negotiated cash payments to settle the lease obligations. The Company closed another restaurant, whose lease expired, at the beginning of 2000. After significant improvement in operating performance, management reversed its decision to not renew the lease on one location and is evaluating its options on the remaining restaurant.

    In 1999, in accordance with the Company's strategy to dispose of underperforming restaurants, the Company closed a previously impaired restaurant in the third quarter and recorded a $443,000 restructuring and asset impairment charge which consisted of a $27,000 non-cash charge for the write down of assets to fair value and a $416,000 charge for the estimated cash costs associated with the restaurant closure and settlement of lease obligations. In addition, during the fourth quarter, the Company wrote down the assets on another restaurant whose lease expires in 2000 recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than the previously estimated costs. The impairment charge for the restaurant expected to be closed at the end of its lease in 2000 was determined based on the expected cash flows over the remaining lease term, as compared to the net book value of the restaurant assets at the time the Company determined this lease would not be renewed.

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

    Of the seventeen restaurants closed by the Company, eight restaurants were outside the Company's core California market. Three closed restaurants, including two restaurants which were sold, were in the Washington, D.C. market. Three closed restaurants were in Texas, two in Dallas and one in Houston. Two closed restaurants were in the greater Seattle, Washington market area. The Company had opened one of the closed restaurants in 1998, three in 1995, nine in 1994, one in 1993, two in 1992 and one in 1988.

    INTEREST INCOME. Interest income was $82,000 in 1999, $12,000 in 1998, and $166,000 in 1997. In 1999, the Company received increased interest income from higher cash balances in its bank accounts. In 1997, the Company invested the excess proceeds from its September 1996 sale of series B preferred stock to Crescent Real Estate Equities Limited Partnership in money market funds. The Company invested the excess proceeds pending their designated use to build or purchase new restaurants, remodel existing restaurants, upgrade information systems or increase working capital. The proceeds were subsequently used in 1998 to construct or purchase new restaurants and remodel existing restaurants which accounted for the decline in interest income in 1998.

    INTEREST EXPENSE. Interest expense was $506,000 in 1999, $256,000 in 1998, and $52,000 in 1997. Interest expense consisted primarily of fees and interest related to the Company's long-term borrowings in 1999 and capital lease obligations for equipment leases. Interest expense increased in 1999 primarily due to long-term borrowings under the Company's new loan and security agreement and additional capital lease obligations. Interest expense increased in 1998 due primarily to short-term borrowings in the current year versus no borrowings in 1997 and to equipment leases at the Company's four new restaurants.

    PROVISION FOR INCOME TAXES. The Company recorded no tax provision for its operating income in 1999 or 1997 due to the availability of net operating loss carryforwards to offset taxable income. The Company recorded no tax benefit from its operating losses in 1998 due to valuation allowances against its net deferred tax assets.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company adopted SOP 98-5 effective for at the beginning of its fiscal year ending December 26, 1999 and expensed $70,000 of unamortized pre-opening costs at the time of adoption.

QUARTERLY INFORMATION

    The following table sets forth certain quarterly results of operations for 1999 and 1998:

                                      YEAR ENDED DECEMBER 26, 1999                 YEAR ENDED DECEMBER 27, 1998
                               ------------------------------------------   ------------------------------------------
                               FIRST 12   SECOND 12   THIRD 12   LAST 16    FIRST 12   SECOND 12   THIRD 12   LAST 16
                                WEEKS       WEEKS      WEEKS      WEEKS      WEEKS       WEEKS      WEEKS      WEEKS
                               --------   ---------   --------   --------   --------   ---------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)
Net sales....................  $16,791     $17,141    $18,446    $21,693    $16,192     $17,366    $18,644    $21,685
Operating income (loss)......     (258)        236        895       (194)      (618)       (424)        88     (5,245)
Net income (loss)............     (423)        136        802       (330)      (647)       (467)        29     (5,358)
Net income (loss) per share:
  Basic*.....................  $ (0.06)    $  0.02    $  0.14    $ (0.06)   $ (0.11)    $ (0.08)   $  0.01    $ (0.94)
  Diluted*...................  $ (0.06)    $  0.02    $  0.12    $ (0.06)   $ (0.11)    $ (0.08)   $  0.00    $ (0.94)
Shares used in computing per
  share amounts:
  Basic......................    5,719       5,723      5,742      5,747      5,682       5,686      5,695      5,701
  Diluted....................    5,719       6,930      6,944      5,747      5,682       5,686      6,885      5,701
Number of restaurants open
  open at end of quarter.....       51          51         51         50         53          53         53         51

------------------------

* The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year

    The Company's restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and restaurant operating income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and by restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. The fourth quarter of 2000 will include 17 weeks. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Because of prior year operating losses, restaurant closures, the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter cannot be relied upon as indicative of the results that may be achieved for a full fiscal year.

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

    During fiscal 1999, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to an additional $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. Borrowings under the Agreement initially bear interest at the prime rate (8.5% at December 26, 1999) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on the first and second anniversaries of the Agreement convert into term loans which become payable at 1/60(th) of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

    At December 26, 1999, the Company had $1,500,000 of debt outstanding which converted, under the terms of the Agreement, to a term loan as described above. Accordingly, at December 26, 1999, $1,200,000 of the term loan was included in long-term debt and $300,000 was included in the current portion of long-term obligations. As of December 26, 1999, the Company had an additional $1,450,000 available for borrowing under the Agreement.

    The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the covenants under the Agreement at December 26, 1999.

    Long-term debt at December 26, 1999 also included a $116,000 note for site construction costs and $1,625,000 of capital lease obligations, of which $500,000 was included in the current portion of long term obligations.

    Operating activities for 1999 provided $1,748,000 of cash flow which was net of $646,000 of restructuring reserve payments. The restructuring reserve payments were primarily in accordance with the terms of negotiated lease settlements for closed restaurants.

    The Company's restructuring reserve of $570,000 at December 26, 1999 consisted of the remaining cash payments to be made on an agreement to settle the lease obligation for the restaurant closed in the third quarter of 1999, the estimated cash payments to be made on an agreement to settle the lease obligation on one other restaurant identified for closure, and the estimated cash costs to close one additional restaurant which closed in the first quarter of 2000.

    For the year ended December 26, 1999, the Company invested $2,195,000 in property and equipment, including restaurant point of sale systems in connection with its strategic information systems plan. The Company resumed its remodeling program in the fourth quarter of 1999, completing the remodeling of five restaurants and installing the new, upgraded salad bar top on three previously remodeled restaurants. The Company invested $736,000 on remodeling in 1999. In addition, the Company opened its first Fresh Choice Express, on a test basis, in Fort Worth, Texas in the third quarter of 1999. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter receiving cash proceeds of $692,000.

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

    The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company currently plans to open one new Fresh Choice restaurant in 2000. In addition, the Company intends to expand the testing of the Fresh Choice Express concept with an additional two locations planned for 2000. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore annual profitability and the Company's ability to obtain financing. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 2000 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

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

    The Company has migrated its critical processing and information requirements to outsourced processing companies whose software is represented to be year 2000 compliant. In accordance with its strategic information plan, the Company replaced certain restaurant systems, primarily its restaurant point of sale system, used for capturing and transmitting data to the outsourced systems, with year 2000 compliant systems. At December 26, 1999 the Company had new point of sale systems in 38 of its 50 locations. The Company expects to complete point of sale installations by the second quarter of 2000. In addition, the Company completed the installation of the year 2000 upgrade for its labor management software. The $500,000 cost for year 2000 compliance upgrades was capitalized in accordance with normal policy and was funded either through operating cash flow, equipment lease financing or borrowings under the Company's loan and security agreement.

    The Company has completed surveying all of its vendors and has received confirmation that all programs and systems used by vendors are, or were expected to be, year 2000 compliant by year-end.

    The Company believes it has an effective plan in place to anticipate and resolve any potential year 2000 issues, which have not yet occurred, in a timely manner. The Company transitioned to the year 2000 with no material disruption to its business.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt this statement for its fiscal year beginning January 1, 2001. The Company does not expect that adoption of this statement will impact the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at December 26, 1999, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's financial statements as of December 26, 1999 and December 27, 1998 and for each of the three fiscal years in the period ended December 26, 1999, and the Independent Auditors' Report, are included in the report as listed on Page 27 of this Report, Item 14(a).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated by reference the information relating to ownership of equity securities of the Company by certain beneficial owners and management set forth under the caption "General Information--Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this Report:

       (a) 1. FINANCIAL STATEMENTS.

                                                              PAGE NOS.
                                                              ---------
Consolidated Balance Sheets at December 26, 1999 and
  December 27, 1998.........................................     F-1
Consolidated Statements of Operations for the Fiscal Years
  Ended December 26, 1999, December 27, 1998 and December
  28, 1997..................................................     F-2
Consolidated Statements of Stockholders' Equity for the
  Fiscal Years Ended December 26, 1999, December 27, 1998
  and December 28, 1997.....................................     F-3
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended December 26, 1999, December 27, 1998 and December
  28, 1997..................................................     F-4
Notes to the Consolidated Financial Statements..............     F-5
Independent Auditors' Report................................    F-19

    2. FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

    3. EXHIBITS. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report. Exhibit Nos. 10.2, 10.3, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27,
       10.28, 10.30, 10.34, 10.37, 10.38, 10.39 and 10.40 are management contracts or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

       (b) REPORTS ON FORM 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

                               FRESH CHOICE, INC.

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $  2,458       $  1,830
  Receivables...............................................         186            126
  Inventories...............................................         555            571
  Pre-opening costs, net....................................           -             70
  Prepaid expenses and other current assets.................         479            503
                                                                --------       --------
  Total current assets......................................       3,678          3,100
PROPERTY AND EQUIPMENT, net.................................      27,231         29,168
LEASE ACQUISITION COSTS, net................................         332            406
DEPOSITS AND OTHER ASSETS...................................         616            531
                                                                --------       --------
TOTAL ASSETS................................................    $ 31,857       $ 33,205
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $  2,317       $  3,324
  Accrued salaries and wages................................       1,459          1,335
  Sales tax payable.........................................         510            876
  Other accrued expenses....................................       1,844          1,995
  Restructuring reserve.....................................         570          1,257
  Line of credit borrowings.................................           -          1,155
  Current portion of long-term obligations..................         800            359
                                                                --------       --------
  Total current liabilities.................................       7,500         10,301
CAPITAL LEASE OBLIGATIONS...................................       1,126          1,171
LONG-TERM DEBT..............................................       1,316            117
OTHER LONG-TERM LIABILITIES.................................       1,703          1,670
                                                                --------       --------
  Total liabilities.........................................      11,645         13,259
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value; 3.5 million
    shares authorized; shares outstanding: 1999 and 1998
    -1,187,906..............................................       5,175          5,175
  Common stock, $.001 par value; 15 million shares
    authorized; shares outstanding: 1999-5,762,444;
    1998-5,718,847..........................................      42,291         42,210
  Accumulated deficit.......................................     (27,254)       (27,439)
                                                                --------       --------
  Total stockholders' equity................................      20,212         19,946
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $ 31,857       $ 33,205
                                                                ========       ========

          See accompanying notes to consolidated financial statements

                               FRESH CHOICE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      ENDED FISCAL YEAR
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
NET SALES...............................................     $74,071        $73,887        $72,978
COSTS AND EXPENSES:
  Cost of sales.........................................      18,131         19,322         19,480
  Restaurant operating expenses:
    Labor...............................................      24,051         24,345         22,566
    Occupancy and other.................................      22,220         23,503         22,041
  Depreciation and amortization.........................       3,539          3,739          3,082
  General and administrative expenses...................       5,445          5,467          5,590
  Gain on sale of property & equipment..................        (452)             -              -
  Restructuring and asset impairment expenses...........         458          3,710              -
                                                             -------        -------        -------
    Total costs and expenses............................      73,392         80,086         72,759
                                                             -------        -------        -------
OPERATING INCOME (LOSS).................................         679         (6,199)           219
  Interest income.......................................          82             12            166
                                                             -------        -------        -------
Interest expense........................................        (506)          (256)           (52)
                                                             -------        -------        -------
Interest income (expense), net..........................        (424)          (244)           114
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..................................         255         (6,443)           333
Cumulative effect of change in accounting
  principle--adoption of SOP 98-5, "Reporting on the
  Costs of Start-Up Activities".........................         (70)             -              -
                                                             -------        -------        -------
NET INCOME (LOSS).......................................     $   185        $(6,443)       $   333
                                                             =======        =======        =======
Basic net income (loss) per common share before
  cumulative effect of change in accounting principle...     $  0.04        $ (1.13)       $  0.06
Cumulative effect of change in accounting principle.....       (0.01)             -              -
                                                             -------        -------        -------
Basic net income (loss) per common share................     $  0.03        $ (1.13)       $  0.06
                                                             =======        =======        =======
Shares used in computing basic per share amounts........       5,734          5,692          5,667
                                                             =======        =======        =======
Diluted net income (loss) per common share before
  cumulative effect of change in accounting principle...     $  0.04        $ (1.13)       $  0.05
Cumulative effect of change in accounting principle.....       (0.01)             -              -
                                                             -------        -------        -------
Diluted net income (loss) per common share..............     $  0.03        $ (1.13)       $  0.05
                                                             =======        =======        =======
Shares used in computing diluted per share amounts......       6,937          5,692          6,859
                                                             =======        =======        =======

          See accompanying notes to consolidated financial statements

                               FRESH CHOICE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                             (DOLLARS IN THOUSANDS)

                                            CONVERTIBLE
                                          PREFERRED STOCK          COMMON STOCK       RETAINED        TOTAL
                                        --------------------   --------------------   EARNINGS    STOCKHOLDERS'
                                         SHARES      AMOUNT     SHARES      AMOUNT    (DEFICIT)      EQUITY
                                        ---------   --------   ---------   --------   ---------   -------------
BALANCES--December 30, 1996...........  1,187,906   $ 5,175    5,660,826   $ 42,070   $(21,329)     $ 25,916
  Exercise of stock options...........          -         -          602          1          -             1
  Sales of common stock under employee
    stock purchase plan...............          -         -       20,765         68          -            68
  Net income..........................          -         -            -          -        333           333
                                        ---------   -------    ---------   --------   --------      --------
BALANCES--December 28, 1997...........  1,187,906     5,175    5,682,193     42,139    (20,996)       26,318
  Exercise of stock options...........          -         -        3,654          1          -             1
  Sales of common stock under employee
    stock purchase plan...............          -         -       33,000         64          -            64
  Issuance of stock options for
    consulting services...............          -         -            -          6          -             6
  Net loss............................          -         -            -          -     (6,443)       (6,443)
                                        ---------   -------    ---------   --------   --------      --------
BALANCES--December 27, 1998...........  1,187,906     5,175    5,718,847     42,210    (27,439)       19,946
  Exercise of stock options...........          -         -          734          1          -             1
  Sales of common stock under employee
    stock purchase plan...............          -         -       42,863         56          -            56
  Issuance of stock options for
    consulting services...............          -         -            -         24          -            24
  Net income..........................          -         -            -          -        185           185
                                        ---------   -------    ---------   --------   --------      --------
BALANCES--December 26, 1999...........  1,187,906   $ 5,175    5,762,444   $ 42,291   $(27,254)     $ 20,212
                                        =========   =======    =========   ========   ========      ========

          See accompanying notes to consolidated financial statements

                               FRESH CHOICE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)...........................................    $   185        $(6,443)       $   333
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      3,830          3,945          3,319
  Cumulative effect of change in accounting
    principle--adoption of SOP 98-5.........................         70              -              -
  Restructuring and asset impairment expense................        158          3,672              -
  Issuance of common stock for consulting services..........         24              6              -
  Loss (gain) on disposal of property.......................       (412)           216            120
  Deferred rent.............................................         61            139            114
  Change in operating assets and liabilities:
    Receivables.............................................        (60)            (2)            94
    Inventories.............................................        (87)          (110)           (29)
    Pre-opening costs.......................................          -           (108)          (137)
    Prepaid expenses and other current assets...............         23             28            (31)
    Accounts payable........................................     (1,006)         1,053            194
    Accrued salaries and wages..............................        124             49           (159)
    Other accrued expenses..................................       (516)          (355)          (626)
    Restructuring reserve...................................       (646)          (721)          (961)
                                                                -------        -------        -------
Net cash provided by operating activities...................      1,748          1,369          2,231
                                                                -------        -------        -------
INVESTING ACTIVITIES:
  Capital expenditures......................................     (2,195)        (4,732)        (5,081)
  Proceeds from sale of property & equipment................        692              -              -
  Deposits and other assets.................................       (114)            29           (361)
                                                                -------        -------        -------
  Net cash used in investing activities.....................     (1,617)        (4,703)        (5,442)
                                                                -------        -------        -------
FINANCING ACTIVITIES:
  Common stock sales........................................         57             65             69
  Long-term debt--borrowings................................      1,500              -              -
  Line of credit--borrowings (repayments), net..............     (1,155)         1,155              -
  Other note payable--repayments............................         (1)            (1)            (1)
  Capital lease obligations--borrowings.....................        514          1,770              -
  Capital lease obligations--repayments.....................       (418)          (240)           (89)
                                                                -------        -------        -------
  Net cash provided by (used in) financing activities.......        497          2,749            (21)
                                                                -------        -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        628           (585)        (3,232)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................      1,830          2,415          5,647
                                                                -------        -------        -------
  End of year...............................................    $ 2,458        $ 1,830        $ 2,415
                                                                =======        =======        =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest....................    $   431        $   178        $    22
                                                                =======        =======        =======
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
  Acquisition payable related to purchase of restaurants....    $     -        $     -        $   600
                                                                =======        =======        =======

          See accompanying notes to consolidated financial statements

                               FRESH CHOICE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS. Fresh Choice, Inc. (the "Company") is incorporated in Delaware and operates in one segment consisting of limited-service restaurants, under the names Fresh Choice, Fresh Choice Express and Zoopa, offering freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh bread and muffins, frozen yogurt and other desserts. The Company operated 50 restaurants at December 26, 1999 including one Fresh Choice Express, 51 restaurants at December 27, 1998, and 53 restaurants at December 28, 1997.

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and Moffett Design Corporation, a wholly-owned subsidiary, after elimination of intercompany transactions and balances. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1999, 1998 and 1997 each contained 52 weeks.

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

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with a maturity of three months or less, when purchased, to be cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company believes that the carrying amount for cash and cash equivalents, accounts receivable, accounts payable, other notes payable and long-term debt borrowings approximated fair values at December 26, 1999.

    CONCENTRATIONS. Financial instruments which potentially subject the Company to concentration risk principally consist of cash and cash equivalents. The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions.

    The Company has geographic concentration risk as thirty eight of the Company's fifty restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.

    INVENTORIES. Inventories consist principally of food and supplies stated at the lower of cost (first in, first out) or market.

    PRE-OPENING COSTS. Pre-opening costs consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce. Pre-opening costs have historically been amortized over a twelve-month period commencing with the restaurant opening. In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company adopted SOP 98-5 effective for its fiscal year beginning December 28, 1998 and expensed $70,000 of unamortized pre-opening costs at the time of adoption.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

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

    RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt this statement for its fiscal year beginning January 1, 2001. The Company does not expect that adoption of this statement will impact the Company's consolidated financial position, results of operations or cash flows.

2. RESTRUCTURING PLANS AND ASSET IMPAIRMENT

    1995 RESTRUCTURING PLAN

    The 1995 restructuring plan called for closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a write-down of assets to estimated fair market value for thirteen other restaurants. Management developed the restructuring plan to help restore profitability after an analysis of the sales potential and operating economies of every Fresh Choice restaurant. The Company had reported its first operating loss in the fourth quarter of 1994 and additional operating losses for each quarter of 1995. At December 26, 1999 and December 27, 1998, the Company had no reserve balances related to the 1995 plan.

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

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

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

Company's financial position, results of operations or cash flows. In 1997, the Company recorded a $1,014,000 impairment charge for the write-down of assets to fair market value at one other restaurant.

    The following table sets forth the Company's 1997 asset impairment and the 1996 and 1995 restructuring reserves and their respective activities for the fiscal years ended December 27, 1998, December 28, 1997, and December 29, 1996:

                                                    PROVIDED                           PROVIDED
                                        BALANCE    (REVERSED)   UTILIZED   BALANCE    (REVERSED)   UTILIZED   BALANCE
                                          1996      IN 1997     IN 1997      1997      IN 1998     IN 1998      1998
                                        --------   ----------   --------   --------   ----------   --------   --------
                                                                        (IN THOUSANDS)
1995 RESERVE:
Restaurant closures:
Non-cash write-down of restaurant
  assets to estimated fair value and
  other related costs.................   $   58       $ (58)    $     -      $  -        $  -       $   -       $  -
Estimated cash costs associated with
  restaurant closures and settlement
  of lease obligations................    1,765        (674)       (370)      721         (32)       (689)         -
                                         ------       -----     -------      ----        ----       -----       ----
1995 reserve..........................    1,823        (732)       (370)      721         (32)       (689)         -
                                         ------       -----     -------      ----        ----       -----       ----
1996 RESERVE:
Restaurant closures:
Non-cash write-down of restaurant
  assets to estimated fair value and
  other related costs.................       28         (28)          -         -           -           -          -
Estimated cash costs associated with
  restaurant closures and settlement
  of lease obligations................      845        (254)       (591)        -           -           -          -
                                         ------       -----     -------      ----        ----       -----       ----
1996 reserve..........................      873        (282)       (591)        -           -           -          -
                                         ------       -----     -------      ----        ----       -----       ----
1997 IMPAIRMENT:
Non-cash write-down of restaurant
  assets to estimated fair value......        -       1,014      (1,014)        -           -           -          -
                                         ------       -----     -------      ----        ----       -----       ----
Totals................................   $2,696       $   -     $(1,975)     $721        $(32)      $(689)      $  -
                                         ======       =====     =======      ====        ====       =====       ====

    1998 RESTRUCTURING PLAN

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

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

lease obligations. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

    In 1998, the Company closed three of the four restaurants identified for closure and negotiated cash settlement terms for the lease obligations. The Company closed three of these restaurants in 1998 and another at the beginning of 2000. After significant improvement in operating performance, management reversed its decision to not renew the lease on one location and is evaluating its options on the remaining restaurant.

    1999 RESTRUCTURING RESERVE. In 1999, in accordance with the Company's strategy to dispose of underperforming restaurants, the Company closed a previously impaired restaurant and recorded a $443,000 restructuring and asset impairment charge which consisted of a $27,000 non-cash charge for the write down of assets to fair value and a $416,000 charge for the estimated cash costs associated with the restaurant closure and settlement of lease obligations. In addition, during 1999, the Company wrote down the assets on another restaurant whose lease expires in 2000 recording a non-cash charge of $172,000. The Company also reversed $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than previously estimated costs.

    The following table sets forth the Company's 1999 and 1998 restructuring and asset impairment reserve and its balance at December 26, 1999 and December 27, 1998:

                                                                                   PROVIDED
                                                 PROVIDED   UTILIZED   BALANCE    (REVERSED)   UTILIZED   BALANCE
                                                 IN 1998    IN 1998      1998      IN 1999     IN 1999      1999
                                                 --------   --------   --------   ----------   --------   --------
                                                                          (IN THOUSANDS)
1998 RESERVE:
Restaurant closures:
Non-cash write-down of restaurant assets to
  estimate fair value and other related
  costs........................................   $  725    $  (725)    $    -       $  -      $     -      $  -
Estimated cash costs associated with restaurant
  closures and settlement of lease
  obligations..................................    1,295        (38)     1,257       (157)        (670)      430
Impaired restaurants:
Non-cash write-down of assets to estimated fair
  value and other related costs................    1,690     (1,690)         -          -            -         -
                                                  ------    -------     ------       ----      -------      ----
1998 Reserve...................................    3,710     (2,453)     1,257       (157)        (670)      430
                                                  ------    -------     ------       ----      -------      ----
1999 RESERVE:
Restaurant closures:
Non-cash write-down of restaurant assets to
  estimate fair value and other related
  costs........................................        -          -          -         27          (27)        -
Estimated cash costs associated with restaurant
  closures and settlement of lease
  obligations..................................        -          -          -        416         (276)      140
Impaired restaurants:
Non-cash write-down of assets to estimated fair
  value and other related costs................        -          -          -        172         (172)        -
                                                  ------    -------     ------       ----      -------      ----
1999 Reserve...................................        -          -          -        615         (475)      140
                                                  ------    -------     ------       ----      -------      ----
Totals.........................................   $3,710    $(2,453)    $1,257       $458      $(1,145)     $570
                                                  ======    =======     ======       ====      =======      ====

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

    The following table represents the results of operations for the restaurants closed in 1999 and 1998:

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Net sales...........................................   $1,171     $4,056     $4,362
Cost of sales.......................................      310      1,124      1,185
Restaurant operating expenses:
  Labor.............................................      506      1,750      1,615
  Occupancy and other...............................      479      1,640      1,615
Depreciation and amortization.......................       36        210        145
                                                       ------     ------     ------
  Total costs and expenses..........................    1,331      4,724      4,560
                                                       ------     ------     ------
Operating loss......................................   $ (160)    $ (668)    $ (198)
                                                       ======     ======     ======

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                                      DECEMBER 26,   DECEMBER 27,
                                                          1999           1998
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Land................................................    $  1,795       $  1,795
Buildings and improvements..........................       6,850          7,115
Leasehold improvements..............................      16,763         16,682
Equipment...........................................      10,229         10,540
Equipment under capital leases......................       2,282          1,770
Furniture and fixtures..............................       7,591          6,614
Construction in progress............................         247             87
                                                        --------       --------
  Total property and equipment......................      45,757         44,603
Accumulated depreciation and amortization...........     (18,526)       (15,435)
                                                        --------       --------
  Property and equipment, net.......................    $ 27,231       $ 29,168
                                                        ========       ========

    Accumulated amortization of equipment leased under capital leases was $440,000 and $159,000 at December 26, 1999 and December 27, 1998, respectively.

                               FRESH CHOICE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

4. BORROWING ARRANGEMENTS

    LOAN AND SECURITY AGREEMENT. During fiscal 1999, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to an additional $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. Borrowings under the Agreement initially bear interest at the prime rate (8.5% at December 26, 1999) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on the first and second anniversaries of the Agreement convert into term loans which become payable at 1/60(th) of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

    At December 26, 1999, the Company had $1,500,000 of debt outstanding which converted, under the terms of the Agreement, to a term loan as described above. Accordingly, at December 26, 1999, $1,200,000 of the term loan was included in long-term debt and $300,000 was included in the current portion of long-term obligations. As of December 26, 1999, the Company had an additional $1,450,000 available for borrowing under the Agreement.

    The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the covenants under the Agreement at December 26, 1999.

    LINE OF CREDIT. At December 27, 1998, the Company had $1,155,000 borrowed under a bank line of credit agreement which was repaid during 1999.

    OTHER NOTE PAYABLE. At December 26, 1999, the Company had a $116,000 promissory note included in long-term debt which is payable over 32 years, bears interest at 8% and is secured by property at one of the Company's restaurants.

5. COMMON STOCK

    STOCK OPTION PLAN. The Company has reserved 1,500,000 shares for issuance to employees, management, directors and consultants under an incentive stock option plan and a non-qualified stock option plan (the "Plan"). Under the Plan, the Company may grant options at prices not less than the fair market value of the Company's common stock at the grant date. Options generally have a ten-year term and vest over a four or five-year period commencing one year after grant.

    At December 30, 1996, the Company had outstanding non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, granted to an executive officer to purchase shares of common stock at $6.875 per share. These options were canceled as of December 28, 1997 and are reflected in the summary of stock option activity below. During 1997, the Company granted non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, to an executive officer of the Company to purchase shares of common stock at $4.375 per share.

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

These non-qualified options were outstanding as of December 28, 1997, December 27, 1998 and December 26, 1999 and are reflected in the summary of stock option activity below.

    A summary of stock option activity follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                           NUMBER OF   EXERCISE
                                                            SHARES      PRICE
                                                           ---------   --------
Outstanding--December 30, 1996 (159,458 exercisable at a
  weighted average price of $8.79).......................   550,208     $7.92
Options granted (weighted average fair value of $1.84)...   336,750     $4.25
Options cancelled........................................  (289,350)    $8.56
Options exercised........................................      (602)    $1.45
                                                           --------
Outstanding--December 28, 1997 (149,808 exercisable at a
  weighted average price of $7.48).......................   597,006     $5.55
Options granted (weighted average fair value of $1.84)...   234,913     $3.82
Options cancelled........................................  (174,948)    $5.87
Options exercised........................................    (3,654)    $0.28
                                                           --------
Outstanding--December 27, 1998 (172,083 exercisable at a
  weighted average price of $6.65).......................   653,317     $4.87
Options granted (weighted average fair value of $0.70)...   266,000     $1.92
Options cancelled........................................   (81,027)    $4.21
Options exercised........................................      (734)    $1.21
                                                           --------
Outstanding--December 26, 1999...........................   837,556     $3.73
                                                           ========

    Additional information regarding options outstanding as of December 26, 1999 is as follows:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                --------------------------------------   -----------------------
                                                WEIGHTED      WEIGHTED                  WEIGHTED
                                                 AVERAGE      AVERAGE                   AVERAGE
      RANGE OF EXERCISE           NUMBER       CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
            PRICES              OUTSTANDING   LIFE IN YEARS    PRICE     EXCERCISABLE    PRICE
------------------------------  -----------   -------------   --------   ------------   --------
       $ 0.83  -        $1.04         924            1.3       $ 0.93          924       $ 0.93
         1.45  -        2.09      238,274            9.7         1.73        9,463         1.62
         2.31  -        3.38      214,200            8.6         2.94       49,562         3.23
         3.50  -        5.25      303,978            7.2         4.33      137,787         4.34
         5.61  -        6.88       57,708            5.5         6.40       48,816         6.38
        10.06  -        10.38      10,388            5.0        10.08       10,388        10.08
        21.00  -        26.13      12,084            3.7        23.90       12,084        23.90
       ------           ------    -------           ----       ------      -------       ------
       $ 0.83  -        $26.13    837,556            8.1       $ 3.73      269,024       $ 5.50
       ======           ======    =======           ====       ======      =======       ======

    At December 26, 1999, 427,287 shares were available for future grants under the Plan.

    During 1998, the Company granted options to purchase 50,000 shares of common stock under the Plan at an exercise price of $3.375 pursuant to the terms of a consulting agreement with the Chairman of the Company's Board of Directors. The options vest over five years, and the Company measures expense

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

quarterly based on the then current fair value of the options. In 1999 and 1998, the Company recorded $24,000 and $6,000 in consulting expense related to these options.

    STOCK PURCHASE PLAN. Under the Company's Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their base compensation, as defined, to purchase up to 329,600 shares of common stock at a price equal to 85% of the lower of the fair market value as of the beginning or end of each six-month offering period. Shares of common stock issued under the plan were 42,863, 33,000 and 20,765 shares in 1999, 1998, and 1997 at weighted average prices of $2.34, $1.91 and $3.27 per share, respectively. At
December 26, 1999, 152,275 shares were available for issuance under the plan.

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

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, twelve months following vesting for officers and directors and six months following vesting for all other employees; stock volatility, 90.1% in 1999, 57.1% in 1998 and 62.6% in 1997; risk free interest rate, 5.5% in 1999, 5.5% in 1998 and 7.0% in 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions: expected option life, six months, stock volatility, 70.0% in 1999, 36.7% in 1998 and 45.4% in 1997; risk-free rates, 4.9% in 1999, 2.75% in 1998 and 3.5% in 1997; and no dividends during the expected term.

    If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $158,000 ($.03 per share for basic and $.02 per share for diluted) in 1999 and pro forma net loss would have been $6,667,000 ($1.17 per share for both basic and diluted earnings per share) in 1998 and pro forma net income would have been $106,000 ($0.02 per share for both basic and diluted earnings per share) in 1997. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments.

    OTHER STOCK TRANSACTIONS. At December 26, 1999, the Company had an outstanding warrant, issued in 1995 to outside consultants in connection with the Company's restructuring plan, to purchase 100,000 shares of its common stock at an exercise price of $6.875. The warrant expires in 2005.

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

    At December 26, 1999, the Company also had an outstanding warrant, issued in 1995 in connection with a bank line of credit, to purchase 37,500 shares of its common stock at an exercise price of $6.80. The warrant expires in 2000.

    The Company had an additional warrant outstanding under the terms of a preferred stock purchase agreement which expired in 1999 (see Note 6).

    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE. A reconciliation of the components of basic and diluted net income (loss) per common share follows:

                                                          DECEMBER 26,   DECEMBER 28,   DECEMBER 28,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER COMMON SHARE
Net income (loss).......................................      $ 185         $(6,443)        $ 333
                                                              =====         =======         =====
Average common shares outstanding.......................      5,734           5,692         5,667
                                                              =====         =======         =====
Basic net income (loss) per common share before
  cumulative effect of change in accounting principle...      $0.04         $ (1.13)        $0.06
Cumulative effect of change in accounting principle.....      (0.01)              -             -
                                                              -----         -------         -----
Basic net income (loss) per common share................      $0.03         $ (1.13)        $0.06
                                                              =====         =======         =====
DILUTED NET INCOME (LOSS) PER COMMON SHARE
Net income (loss).......................................      $ 185         $(6,443)        $ 333
                                                              =====         =======         =====
Average common shares outstanding.......................      5,734           5,692         5,667
Dilutive shares:
  Stock options.........................................         16               -             5
  Convertible preferred stock...........................      1,187               -         1,187
                                                              -----         -------         -----
  Total shares and dilutive shares......................      6,937           5,692         6,859
                                                              =====         =======         =====
Diluted net income (loss) per common share before
  cumulative effect of change in accounting principle...      $0.04         $ (1.13)        $0.05
Cumulative effect of change in accounting principle.....      (0.01)              -             -
                                                              -----         -------         -----
Diluted net income (loss) per common share..............      $0.03         $ (1.13)        $0.05
                                                              =====         =======         =====

    The Company excluded certain potentially dilutive securities each year from its dilutive EPS computation because either the exercise price of the securities exceeded that average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive.

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

    A summary of the excluded potential dilutive securities as of the end of each fiscal year follows:

                                          DECEMBER 26,   DECEMBER 28,   DECEMBER 28,
                                              1999           1998           1997
                                          ------------   ------------   ------------
                                                        (IN THOUSANDS)
POTENTIAL DILUTIVE SECURITIES
  Stock Options.........................       767             653            516
  Stock Warrants........................       138             732            732
  Convertible Preferred Stock...........         -           1,188              -
                                               ---           -----          -----
  Total.................................       905           2,573          1,248
                                               ===           =====          =====

6. CONVERTIBLE PREFERRED STOCK

    At December 26, 1999 the Company had outstanding 1,187,906 shares of its Series B non-voting convertible preferred stock which it sold in 1996 at $4.63 per share to Crescent Real Estate Equities Limited Partnership ("Crescent") in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs). Under the terms of the preferred stock purchase agreement (the "Agreement"), Crescent and/or its assignees had an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share during a period of three years which expired in 1999.

    The Series B non-voting convertible preferred stock converts, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting convertible preferred stock, Series B non-voting convertible preferred stock and Series C non-voting convertible preferred stock convert, at the holders' option, into common stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. In the event of a failure by the Company to achieve earnings targets (before interest, taxes, depreciation and amortization) of at least $1,500,000 in 1996, $3,500,000 in 1997 and $5,500,000 in 1998 (subject to adjustment under certain circumstances by the Company's Board of Directors), the Series A preferred stockholders could elect a majority of the Company's Board of Directors. The Company did not achieve the specified earnings target in 1998, which constituted an event of default under the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised it right to elect a majority of the Board of Directors. Such holder has notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

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

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

7. LEASE COMMITMENTS

    The Company leases restaurant and office facilities under operating lease agreements that expire at various dates, including renewal options, through 2033. The Company also leases equipment under capital lease agreements that expire at various dates through 2004. The Company pays real estate taxes, insurance and maintenance expenses related to these leases.

    At December 26, 1999, future minimum lease payments, including option periods for leases the Company intends to renew, under all noncancelable lease agreements are presented below:

                                                            CAPITAL    OPERATING
                                                             LEASES     LEASES
                                                            --------   ---------
                                                               (IN THOUSANDS)
Year Ending:
  2000....................................................   $  666     $ 7,548
  2001....................................................      666       7,313
  2002....................................................      353       7,155
  2003....................................................      253       6,793
  2004....................................................        5       6,367
  Thereafter..............................................        -      60,307
                                                             ------     -------
  Minimum lease payments..................................    1,943     $95,483
                                                                        =======
  Amount representing interest............................     (317)
                                                             ------
  Present value of minimum lease payments.................    1,626
  Current portion.........................................     (500)
                                                             ------
  Capital lease obligations...............................   $1,126
                                                             ======

    The Company's rent expense is composed of minimum rental payments under operating lease agreements. Rent expense was $7,843,000 in 1999, $8,004,000 in 1998, and $7,452,000 in 1997. The Company was not required to pay contingent rental payments based upon a percentage of sales during 1999, 1998 and 1997.

    Deferred rent included in other long-term liabilities was $1,463,000 and $1,405,000 at December 26, 1999 and December 27, 1998, respectively.

    Deferred income included in other long-term liabilities was $247,000 and $265,000 at December 26, 1999 and December 27, 1998, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company's restaurants. The Company is amortizing the gain over the 20-year initial term of the lease.

    At December 26, 1999, the Company had no material commitments for the purchase of equipment and construction activities for new restaurant locations.

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

8. INCOME TAXES

    The provision for (benefit from) income taxes consists of:

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Federal deferred.......................................    $38      $(2,178)     $115
State deferred.........................................     16         (270)      203
Valuation allowance....................................    (54)       2,448      (318)
                                                           ---      -------      ----
Total deferred.........................................    $ -      $     -      $  -
                                                           ===      =======      ====

    The deferred portion of the Company's tax provision reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recorded net deferred assets which consisted primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs and restructuring accruals. Based on management's assessment that it is not deemed more likely than not that the deferred tax assets will be realized, the Company provided valuation allowances against its deferred net tax assets. The Company had valuation allowances of $12,493,000 and $12,439,000 at December 26, 1999 and December 27, 1998, respectively.

    The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                         1999        1998        1997
                                                       --------    --------    --------
Tax computed at federal statutory rate.............      35.0 %     (35.0)%      35.0 %
State income taxes,net of federal effect...........      16.6        (4.2)       58.0
Valuation allowance................................     (28.9)       38.0       (95.4)
Other..............................................     (22.7)        1.2         2.4
                                                        -----       -----       -----
Effective tax rate.................................         - %         - %         - %
                                                        =====       =====       =====

    The components of the net deferred tax asset (liability) are as follows:

                                                      DECEMBER 26,   DECEMBER 27,
                                                          1999           1998
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Deferred tax assets (liabilities):
Tax basis depreciation and operating lease
  expenses..........................................    $ (1,082)      $ (1,286)
Restructuring expenses recognized in different
  periods...........................................         244            538
Net operating loss carryforwards....................      10,950         11,066
Accruals recognized in different periods............         534            325
Pre-opening costs...................................           -            (30)
Alternative minimum tax credits.....................         944            944
Deferred rent.......................................         623            602
Federal tax credits.................................         280            280
Valuation allowance.................................     (12,493)       (12,439)
                                                        --------       --------
Net deferred tax asset (liability)..................    $      -       $      -
                                                        ========       ========

                               FRESH CHOICE, INC.

 FISCAL YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

    At December 26, 1999, the Company had net operating loss carryforwards of approximately $28,371,000 and $14,741,000 for federal and state income tax purposes, respectively. These federal and state net operating loss carryforwards expire beginning 2010 through 2018 and beginning 2000 through 2003, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of net operating losses can be utilized to offset future state taxable income. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

9. EMPLOYEE BENEFIT PLAN

    The Company has a 401 (k) tax deferred savings plan (the "Plan") which allows eligible employees to contribute from 1% to 25% of pre-tax compensation. Discretionary matching contributions are determined annually by the Board of Directors. Employees vest immediately in their contributions and vest in Company contributions over a five year period. The Company contributed $14,000, $10,000 and $11,000 to the Plan in 1999, 1998 and 1997, respectively.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Fresh Choice, Inc.

    We have audited the accompanying consolidated balance sheets of Fresh Choice, Inc. and subsidiary as of December 26, 1999 and December 27, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fresh Choice, Inc. and subsidiary at December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1999 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California
February 11, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2000                                         FRESH CHOICE, INC.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                /s/ CHARLES A. LYNCH
     -------------------------------------------       Chairman of the Board and Director
                  Charles A. Lynch

              /s/ EVERETT F. JEFFERSON
     -------------------------------------------       President, Chief Executive Officer and
                Everett F. Jefferson                     Director (Principal Executive Officer)

                 /s/ DAVID E. PERTL                    Senior Vice President and Chief Financial
     -------------------------------------------         Officer (Principal Accounting and Financial
                   David E. Pertl                        Officer)

                 /s/ VERN O. CURTIS
     -------------------------------------------       Director
                   Vern O. Curtis

                  /s/ CARL R. HAYS
     -------------------------------------------       Director
                    Carl R. Hays

                 /s/ BARRY E. KRANTZ
     -------------------------------------------       Director
                   Barry E. Krantz

               /s/ CHARLES L. BOPPELL
     -------------------------------------------       Director
                 Charles L. Boppell

                          INDEX TO FORM 10-K EXHIBITS

       EXHIBIT
         NO.                                         DESCRIPTION
       -------               ------------------------------------------------------------
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

        10.3 (2) (3)         1992 Crewmember Stock Purchase Plan

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

        10.6 (1)             Series C Preferred Stock Purchase Agreement dated January
                             15, 1990

        10.7 (1)             Master Lease and Warrant Agreement with Equitec Leasing
                             Company and Warrant dated January 18, 1990

        10.8 (8)             Preferred Stock Purchase Agreement with Crescent Real Estate
                             Equities Limited Partnership dated April 26, 1996

        10.9 (1)             Series D Preferred Stock Purchase Agreement dated April 17,
                             1991

        10.10(5)             Amendment No. 1 dated September 3, 1993 to the Business Loan
                             Agreement dated September 3, 1993

        10.11(5)             Amendment No. 2 dated November 15, 1993 to the Business Loan
                             Agreement dated September 3, 1993

        10.12(1)             Amendment dated December 1, 1992 to Preferred Stock Purchase
                             Agreements

        10.13(4)             Business Loan Agreement dated September 3, 1993 with Bank of
                             America National Trust and Savings Association

        10.14(5)             Amendment No. 4 dated March 31, 1995 to the Business Loan
                             Agreement dated September 3, 1993

        10.15(5)             Amendment No. 3 dated April 27, 1994 to the Business Loan
                             Agreement dated September 3, 1993

        10.16(6)             Loan and Security Agreement dated December 20, 1995 with
                             Silicon Valley Bank

        10.17(6)             Third Party Security Agreement dated December 20, 1995
                             between Silicon Valley Bank and Moffett Design Corporation

        10.18(6)             Warrant to Purchase up to 75,000 Shares of the Company's
                             Common Stock issued to Silicon Valley Bank on December 20,
                             1995

       EXHIBIT
         NO.                                         DESCRIPTION
       -------               ------------------------------------------------------------
        10.19(6)             Common Stock Purchase Warrant to Purchase 100,000 Shares of
                             the Company's Common Stock issued to Bain & Company, dated
                             December 15, 1995

        10.20(6) (3)         Employment Offer Letter to Robert Ferngren dated November 9,
                             1995

        10.21(9) (3)         Amendment dated July 20, 1996 to Employment Offer Letter to
                             Robert Ferngren

        10.22(10)(3)         Severance Agreement with Charles A. Lynch dated July 18,
                             1996

        10.23(10)(3)         Severance Agreement with David Anderson dated July 18, 1996

        10.24(10)(3)         Severance Agreement with Tim G. O'Shea dated July 18, 1996

        10.25(10)(3)         Severance Agreement with Joan M. Miller dated July 18, 1996

        10.26(11)(3)         Employment Offer Letter to David E. Pertl dated January 24,
                             1997

        10.27(11)(3)         Employment Offer Letter to Everett F. Jefferson dated
                             January 30, 1997

        10.28(11)(3)         Amendment to Employment Offer Letter to Everett F. Jefferson
                             dated February 10, 1997

        10.29(11)            Loan Modification Agreement dated November 27, 1996 with
                             Silicon Valley Bank

        10.30(11)(3)         Severance Agreement with Tina Freedman dated March 13, 1997

        10.31(12)            Agreement of Sale and Purchase dated April 2, 1997 with RUI
                             One Corp.

        10.32(12)            Amendment to Loan and Security Agreement dated July 9, 1997 with Silicon Valley Bank

        10.33(13)            Amendment to Loan and Security Agreement dated May 27, 1998 with Silicon Valley Bank

        10.34(13)(3)         Consulting Agreement with Charles A. Lynch dated April 17,
                             1998

        10.35(14)            Amendment to Loan and Security Agreement dated October 28,
                             1998 with Silicon Valley Bank

        10.36(14)            Loan and Security Agreement dated December 29, 1998 with
                             FINOVA Capital Corporation

        10.37(14)(3)         Form of Severance Agreement with Senior Vice Presidents

        10.38(14)(3)         Officer Incentive Plan for fiscal year 1999

        10.39    (3)         Officer Incentive Plan for fiscal year 2000

        10.40    (3)         Vice President of Operations Incentive Plan for fiscal year
                             2000

        21.1                 Subsidiaries of the Company

        23.1                 Independent Auditors' Consent

        27.1 (7)             Financial Data Schedule

------------------------

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

(14) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 27, 1998.