Form 10-Q
period 2000-03-19
FRESH CHOICE INC
filed 2000-05-01
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT
 ---  OF 1934

     For the quarter ended    MARCH 19, 2000
                          ---------------------

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

-------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.

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
                                                  Yes     No
                                               ---     ---

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of April 17, 2000 was 5,762,906.

                               FRESH CHOICE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at March 19, 2000
         and December 26, 1999..........................................................................................3

         Condensed Consolidated Statements of Operations for the Twelve Weeks
         ended March 19, 2000 and March 21, 1999........................................................................4

         Condensed Consolidated Statements of Cash Flows for the Twelve Weeks
         ended March 19, 2000 and March 21, 1999........................................................................5

         Notes to Unaudited Condensed Consolidated Financial Statements.................................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................................8

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............................................15

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................................................................16
     Item 2 - Changes in Securities....................................................................................16
     Item 3 - Defaults Upon Senior Securities..........................................................................16
     Item 4 - Submission of Matters to a Vote of Security Holders......................................................16
     Item 5 - Other Information........................................................................................16
     Item 6 - Exhibits and Reports on Form 8-K.........................................................................16


SIGNATURES ............................................................................................................17


INDEX TO FORM 10-Q
EXHIBITS...............................................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

                                                                               March 19,             December 26,
                                                                                    2000                    1999
                                                                            -------------            ------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                $ 2,859                 $ 2,458
        Receivables                                                                  128                     186
        Inventories                                                                  508                     555
        Prepaid expenses and other current assets                                    448                     479
                                                                            -------------            ------------
        Total current assets                                                       3,943                   3,678

PROPERTY AND EQUIPMENT, net                                                       26,844                  27,231
LEASE ACQUISITION COSTS, net                                                         314                     332
DEPOSITS AND OTHER ASSETS                                                            529                     616
                                                                            -------------            ------------
TOTAL ASSETS                                                                    $ 31,630                $ 31,857
                                                                            =============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                         $ 2,096                 $ 2,317
        Accrued salaries and wages                                                 1,555                   1,459
        Sales tax payable                                                            873                     510
        Other accrued expenses                                                     1,451                   1,844
        Restructuring reserve                                                        521                     570
        Current portion of long-term obligations                                     816                     800
                                                                            -------------            ------------
        Total current liabilities                                                  7,312                   7,500

CAPITAL LEASE OBLIGATIONS                                                            999                   1,126
LONG-TERM DEBT                                                                     1,266                   1,316
OTHER LONG-TERM LIABILITIES                                                        1,583                   1,703
                                                                            -------------            ------------
        Total liabilities                                                         11,160                  11,645
                                                                            -------------            ------------

STOCKHOLDERS' EQUITY
        Convertible preferred stock, $.001 par value;
               3.5 million shares authorized; shares
               outstanding:  2000 and 1999 - 1,187,906                             5,175                   5,175
        Common stock - $.001 par value;
               15 million shares authorized; shares
               outstanding: 2000 - 5,762,906; 1999 - 5,762,444                    42,294                  42,291
        Accumulated deficit                                                      (26,999)                (27,254)
                                                                            -------------            ------------
        Total stockholders' equity                                                20,470                  20,212
                                                                            -------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 31,630                $ 31,857
                                                                            =============            ============

The December 26, 1999 amounts are derived from the Company's audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                                                     Twelve Weeks Ended
                                                                           ---------------------------------------
                                                                            March 19, 2000        March 21, 1999
                                                                           -----------------     -----------------
NET SALES                                                                          $ 17,127              $ 16,791
                                                                           -----------------     -----------------

COSTS AND EXPENSES:
        Cost of sales                                                                 4,135                 4,078
        Restaurant operating expenses:
               Labor                                                                  5,547                 5,584
               Occupancy and other                                                    4,924                 5,313
        Depreciation and amortization                                                   832                   805
        General and administrative expenses                                           1,353                 1,269
                                                                           -----------------     -----------------
        Total costs and expenses                                                     16,791                17,049
                                                                           -----------------     -----------------
OPERATING INCOME (LOSS)                                                                 336                  (258)

Interest income                                                                          31                    10
Interest expense                                                                       (105)                 (105)
                                                                           -----------------     -----------------
Interest expense, net                                                                   (74)                  (95)
                                                                           -----------------     -----------------

INCOME (LOSS) BEFORE INCOME TAXES AND
            CUMULATIVE EFFECT OF CHANGE IN
            ACCOUNTING PRINCIPLE                                                        262                  (353)

Provision for income taxes                                                                7                     -
                                                                           -----------------     -----------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
            CHANGE IN ACCOUNTING PRINCIPLE                                              255                  (353)

Cumulative effect of change in accounting principle - adoption
          of SOP 98-5, "Reporting on the Costs of Start-Up Activities"                    -                   (70)
                                                                           -----------------     -----------------
NET INCOME (LOSS)                                                                     $ 255                $ (423)
                                                                           =================     =================

Basic and diluted net income (loss) per common share before
          cumulative effect of change in accounting principle                        $ 0.04               $ (0.06)
Cumulative effect of change in accounting principle                                       -                 (0.01)
                                                                           -----------------     -----------------
Basic and diluted net income (loss) per common share                                 $ 0.04               $ (0.07)
                                                                           =================     =================
Shares used in computing basic per share amounts                                      5,763                 5,719
                                                                           =================     =================
Shares used in computing diluted per share amounts                                    7,101                 5,719
                                                                           =================     =================

See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                             Twelve Weeks Ended
                                                                                    -------------------------------------
                                                                                       March 19,               March 21,
                                                                                            2000                    1999
                                                                                    -------------            ------------
OPERATING ACTIVITIES:
Net income (loss)                                                                          $ 255                  $ (423)
Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
          Depreciation and amortization                                                      897                     862
          Adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities"                -                      70
          Issuance of stock options for consulting services                                    3                      11
          Loss on disposal of property                                                        63                       5
          Deferred rent                                                                     (120)                   (101)
          Change in operating assets and liabilities:
              Receivables                                                                     58                      (1)
              Inventories                                                                     20                      26
              Prepaid expenses and other current assets                                       31                      23
              Accounts payable                                                              (221)                   (842)
              Accrued salaries and wages                                                      96                     290
              Other accrued expenses                                                         (30)                   (356)
              Restructuring reserve                                                          (49)                   (389)
                                                                                    -------------            ------------
      Net cash provided by (used in) operating activities                                  1,003                    (825)
                                                                                    -------------            ------------

INVESTING ACTIVITIES:
      Capital expenditures                                                                  (521)                   (232)
      Deposits and other assets                                                               80                     (54)
                                                                                    -------------            ------------
      Net cash used in investing activities                                                 (441)                   (286)
                                                                                    -------------            ------------

FINANCING ACTIVITIES:
      Line of credit - borrowings (repayments), net                                            -                  (1,155)
      Long term debt - borrowings                                                              -                   2,623
      Long term debt - repayments                                                            (50)                      -
      Capital lease obligations - borrowings                                                   -                      25
      Capital lease obligations - repayments                                                (111)                    (89)
                                                                                    -------------            ------------
      Net cash provided by (used in) financing activities                                   (161)                  1,404
                                                                                    -------------            ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        401                     293

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                                  2,458                   1,830
                                                                                    -------------            ------------
      End of period                                                                      $ 2,859                 $ 2,123
                                                                                    =============            ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                             $ 105                    $ 77
                                                                                    =============            ============

See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Twelve Weeks ended March 19, 2000 and March 21, 1999


1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

2.      NET INCOME (LOSS) PER SHARE

                Basic earnings per share ("EPS") excludes potentially dilutive securities and is computed by dividing the Company's net income
(loss) by the weighted average of its common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the "if converted" method.

                Diluted EPS presented for the twelve weeks ended March 19, 2000 include potential dilutive securities. Diluted EPS presented for the twelve weeks ended March 21, 1999 is the same as basic EPS since the Company had net losses and, therefore, all potential dilutive securities are antidilutive and are excluded from the computation. Shares used in computing diluted per share amounts are as follows:

                                               Twelve Weeks Ended
                                      -------------------------------------
(In thousands)                         March 19, 2000       March 21, 1999
                                      -----------------     ---------------
Average common shares outstanding                5,763               5,719
Dilutive shares:
    Stock options                                  150                   -
    Convertible preferred stock                  1,188                   -
                                      -----------------     ---------------
    Total shares and dilutive shares             7,101               5,719
                                      =================     ===============

                The following table presents the total dilutive securities which the Company excluded for the twelve weeks ended March 19, 2000 and ended March 21, 1999 from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive:

                                                                  Twelve Weeks Ended
                                                              ---------------------------
                                                                 March 19,     March 21,
 (In thousands)                                                       2000          1999
                                                              ------------- -------------
 POTENTIAL DILUTIVE SECURITIES
      Stock options excluded                                           388           652
      Stock warrants                                                   138           732
      Convertible preferred stock                                        -         1,188

3.       INCOME TAXES

         The Company recorded an income tax provision for the twelve weeks ended March 19, 2000 due to projected fiscal 2000 net income exceeding net operating loss carryforwards available to offset taxable income. The Company recorded no income tax benefit for its operating loss during the twelve weeks ended March 21, 1999 due to the Company's net loss for the period and valuation allowances against its net deferred tax assets. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.       BORROWING ARRANGEMENTS

         On March 19, 2000, the Company had $1,450,000 of long-term debt borrowed under the terms of a $4,000,000 loan and security agreement (the "Agreement"), of which $300,000 was included in the current portion of long-term obligations. As of March 19, 2000, the Company had an additional $1,450,000 available for borrowing under the Agreement.

         Borrowings under the Agreement initially bear interest at the prime rate (8.75% at March 19, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on the first and second anniversaries of the Agreement convert into term loans which become payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

         The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at March 19, 2000.

5.      RESTRUCTURING AND RESTAURANT CLOSURE RESERVE

At March 19, 2000, the Company's restructuring reserve of $521,000 consisted of the remaining scheduled cash payments to be made on an agreement to settle the lease obligation on one closed restaurant and the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure. One restaurant identified and reserved for closure in 1999, was closed during the first quarter of 2000.

6.      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve weeks ended March 19, 2000. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 26, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

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

              The Company has a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. During the quarter ended March 19, 2000, the Company paid $50,000 of principal borrowed on a $1,500,000 term loan converted under the Agreement on December 29, 1999. In addition, the Company borrowed and repaid $500,000 during the first quarter under the terms of the Agreeement. On March 19, 2000, the Company had $1,450,000 of long term debt borrowed under the terms of the Agreement, of which $300,000 was included in the current portion of long-term obligations. As of March 19, 2000, the Company had an additional $1,450,000 available for borrowing under the terms of the Agreement.

              Borrowings under the Agreement initially bear interest at the prime rate (8.75% at March 19, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on the first and second anniversaries of the Agreement convert into term loans which become payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

              The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at March 19, 2000.

              Long-term debt at March 19, 2000 also included $1,515,000 of capital lease obligations, of which $516,000 was included in the current portion of long term obligations, and a $116,000 note for site construction costs.

              Operating activities for the twelve weeks ended March 19, 2000 provided $1,003,000. During the same period, the Company invested $521,000 in property and equipment, including the remodeling of five restaurants. The Company plans to remodel 17 additional restaurants in fiscal 2000 to complete its remodeling program. In addition, at the beginning of the second quarter of fiscal 2000, the Company opened its second Fresh Choice Express test location and is seeking a third test location in its core Northern California market.

              One restaurant closed during the 12 week period ended March 19, 2000 with closure costs approximating the amount of the reserve. At March 19, 2000, the Company's restructuring reserve of $521,000 consisted of the remaining scheduled payments to settle the lease obligation on one closed restaurant and the estimated cash costs to close and settle the lease obligation at one other restaurant identified for closure.

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

              The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company currently plans to open one new Fresh Choice restaurant in fiscal 2000. In addition, the Company is seeking a third test location for its Fresh Choice Express concept. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 2000 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

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

              OPERATING LOSSES AND HISTORICAL DECLINES IN COMPARABLE STORE SALES. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998. The Company reported a profit for 1999 and for the twelve weeks ended March 19, 2000.

              Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. During 1999, the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% for fiscal year 1999. The Company also reported a comparable store sales increase of 5.2% in the first quarter of 2000. There can be no assurance that comparable store sales will continue to improve or that the Company will maintain profitability over the long term.

              EXPANSION. The Company experienced substantial growth prior to mid-1995, having opened 14 restaurants in 1993, 15 restaurants in 1994, and seven in 1995. In 1995, the Company suspended its expansion plans after opening seven restaurants, reviewed the operating performance of all of its restaurants, and identified certain restaurants which did not meet its expectations for operating performance. As a result, in December 1995 the Company announced a restructuring plan to close as many as ten restaurants. The Company closed or sold eleven restaurants under this program, including three at the end of 1995, and eight in 1996. The Company opened one Fresh Choice restaurant in 1996. In 1997, the Company acquired the Zoopa trade name and three Zoopa restaurants and also opened two new Zoopa restaurants. In 1998 two additional restaurants were opened. In September 1998, the Company announced a plan to close four additional previously impaired underperforming restaurants and for the closure of two additional restaurants where it decided not to renew the leases. To date four of these restaurants have been closed, the Company reversed its decision to not renew the lease on one restaurant after a significant improvement in operating performance and is evaluating its options on the remaining restaurant. In addition the Company closed a restaurant and sold another restaurant during the third quarter of 1999. No new Fresh Choice or Zoopa restaurants opened in 1999. The Company opened its first Fresh Choice Express, on a test basis, in Fort Worth, Texas in the third quarter of 1999, opened its second test location in Texas at the beginning of the second quarter of 2000, and is seeking a third test location in its core Northern California market. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion, assuming its financial performance continues to improve, there can be no assurance that the Company will be able to continue expansion. The Company's ability to implement successfully an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

              While on a long-term basis, the Company intends to expand its operations in markets outside of California, assuming its financial performance continues to improve, there can be no assurance as to when or whether the Company will resume its expansion. The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, where tastes and restaurant preferences may be different. As of April 17, 2000, the Company had opened or purchased eleven restaurants in Texas, including two test Fresh Choice Express restaurants, six restaurants in the state of Washington and three restaurants in the Washington, D.C. metropolitan area. Of the eighteen restaurants closed or sold, three were in Texas, two were in the state of Washington, ten were in California, and three were in the Washington, D.C. metropolitan area (where the Company no longer operates).

              GEOGRAPHIC CONCENTRATION. As of April 17, 2000 38 of the Company's 50 restaurants were located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

              SEASONALITY AND QUARTERLY FLUCTUATIONS The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.

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

RESULTS OF OPERATIONS

              The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

                                                                           Twelve Weeks Ended
                                                           ---------------------------------------------------
(Dollars in thousands)                                        March 19, 2000               March 21, 1999
                                                           ----------------------      -----------------------
NET SALES                                                     $ 17,127   100.0 %          $ 16,791    100.0 %

COSTS AND EXPENSES:
        Cost of sales                                            4,135    24.1 %             4,078     24.3 %
        Restaurant operating expenses:
               Labor                                             5,547    32.4 %             5,584     33.3 %
               Occupancy and other                               4,924    28.7 %             5,313     31.6 %
        Depreciation and amortization                              832     4.9 %               805      4.8 %
        General and administrative expenses                      1,353     7.9 %             1,269      7.5 %
                                                           ----------------------      -----------------------
               Total costs and expenses                         16,791    98.0 %            17,049    101.5 %
                                                           ----------------------      -----------------------

OPERATING INCOME (LOSS)                                            336     2.0 %              (258)    (1.5)%

        Interest income                                             31     0.2 %                10      0.1 %
        Interest expense                                          (105)   (0.7)%              (105)    (0.7)%
                                                           ----------------------      -----------------------
        Interest expense, net                                      (74)   (0.5)%               (95)    (0.6)%
                                                           ----------------------      -----------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                                    262     1.5 %              (353)    (2.1)%

Provision for income taxes                                           7       - %                 -        - %
                                                           ----------------------      -----------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE                             255     1.5 %              (353)    (2.1)%

Cumulative effect of change in accounting principle -
        adoption of SOP 98-5, "Reporting on the Costs
        of Start-Up Activities"                                      -       - %               (70)    (0.4)%
                                                           ----------------------      -----------------------
NET INCOME (LOSS)                                                $ 255     1.5 %            $ (423)    (2.5)%
                                                           ======================      =======================
Number of restaurants:
        Open at beginning of period                                 50                          51
                                                           ============                ============
        Open at end of period                                       49                          51
                                                           ============                ============

              The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company's one Fresh Choice Express is excluded):

                                                                                 Twelve Weeks Ended
                                                           ------------------------------------------------------
(Dollars in thousands)                                          March 19, 2000                March 21, 1999
                                                           --------------------------     -----------------------
NET SALES                                                           $ 353    100.0 %             $ 329   100.0 %

COSTS AND EXPENSES:
        Cost of sales                                                  85     24.1 %                80    24.3 %
        Restaurant operating expenses:
               Labor                                                  114     32.2 %               109    33.3 %
               Occupancy and other                                    101     28.8 %               104    31.6 %
        Depreciation and amortization                                  17      4.8 %                16     4.8 %
                                                           --------------------------     -----------------------

               Total costs and expenses                               317     89.9 %               309    94.0 %
                                                           --------------------------     -----------------------

RESTAURANT OPERATING INCOME                                          $ 36     10.1 %              $ 20     6.0 %
                                                           ==========================     =======================

Average Fresh Choice restaurants open                                48.2                         51.0
                                                           ===============                =============


RESULTS OF OPERATIONS:  TWELVE WEEKS ENDED MARCH 19, 2000
COMPARED TO TWELVE WEEKS ENDED MARCH 21, 1999

        NET SALES. Net sales for the quarter ended March 19, 2000 were $17,127,000, an increase of $336,000, or 2.0%, from sales of $16,791,000 for the quarter ended March 21, 1999. The primary components of the net increase in sales were:

              Increase in comparable store sales                         $ 819,000
              Incremental sales from new restaurants                        78,000
              Absence of sales from closed restaurants                    (561,000)
                                                                    ----------------
                                                                         $ 336,000
                                                                    ================

        The Company operated an average of 49.2 restaurants in the first quarter of 2000, closing one restaurant during the quarter, compared to 51 restaurants in the first quarter of 1999. Sales at the Company's 47 comparable stores, which include restaurants open at least 18 months, increased 5.2% in the first quarter of 2000 versus the first quarter of 1999. Comparable store guest counts increased 6.2%, while the comparable store average check decreased 1.0% to $7.18, reflecting increased coupon redemptions.

        Net sales per Fresh Choice restaurant averaged $353,000 in the first quarter of 2000, an increase of 7.3% over net sales per restaurant of $329,000 in the first quarter of 1999 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

        COSTS AND EXPENSES. Cost of sales (food and beverage costs) was 24.1% of sales in the first quarter of 2000 compared to 24.3% in the first quarter of 1999, a decrease of 0.2% of sales. Food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefited from cost efficiencies experienced with new products and new production methods.

        RESTAURANT OPERATING EXPENSES. Restaurant operating expenses (labor, occupancy and other) were 61.1% of sales in the first quarter of 2000 compared to 64.9% of sales in the first quarter of 1999, a decrease of 3.8% of sales.

             Labor costs were 32.4% of sales for the first quarter of 2000 compared to 33.3% of sales in the first quarter of 1999. Labor costs as a percentage of sales benefited from the Company's increased sales as well as labor savings from improved food production and scheduling methods.

             Occupancy and other expenses of 28.7% of sales in the first quarter of 2000 compared to 31.6% of sales in the first quarter of 1999, a decrease of 2.9% of sales. The decline is primarily the result of a reduction in marketing and promotional expenditures, and higher average sales on these mostly fixed costs.

             DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.9% of sales in the first quarter of 2000 compared to 4.8% of sales in the first quarter of 1999. This increase is primarily a result of the Company's investment in its remodeling program and point of sale systems.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 7.9% of sales in the first quarter of 2000 compared to 7.5% of sales in the first quarter of 1999. The increase is due primarily to the timing of the Company's general manager conference, which occurred in the first quarter of 2000 versus the second quarter of 1999, and increased accruals for potential incentive payments.

             INTEREST INCOME (EXPENSE), NET. Interest expense of $105,000 in both the first quarter of 2000 and 1999, consists of fees related to securing the Company's borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations. Interest income increased in the first quarter of 2000 due to higher interest earned on its average cash balances.

             INCOME TAXES. The Company recorded an income tax provision for the twelve weeks ended March 19, 2000 due to projected fiscal 2000 net income exceeding net operating loss carryforwards available to offset taxable income. The Company recorded no income tax benefit for its operating loss during the twelve weeks ended March 21, 1999 due to the Company's net loss for the period and valuation allowances against its net deferred tax assets. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

             CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up
Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company adopted SOP 98-5 effective for at the beginning of its fiscal year ending December 26, 1999 and expensed $70,000 of unamortized pre-opening costs at the time of adoption.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at March 19, 2000, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 19, 2000.

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


Dated:  May 1, 2000

                           INDEX TO FORM 10-Q EXHIBITS


     EXHIBIT
     NO.                                                       DESCRIPTION
     ----------------------------------------------------------------------------------------------------------------------
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
                             September 3, 1993



     INDEX TO FORM 10-Q EXHIBITS continued


     EXHIBIT
     NO.                                                       DESCRIPTION
     ----------------------------------------------------------------------------------------------------------------------

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

     10.34          (13) (3) Consulting Agreement with Charles A. Lynch dated April 17, 1998

     10.35          (14)     Amendment to Loan and Security Agreement dated October 28, 1998 with Silicon Valley Bank

     10.36          (14)     Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

     10.37          (14) (3) Form of Severance Agreement with Senior Vice Presidents

     10.38          (14) (3) Officer Incentive Plan for fiscal year 1999

     10.39          (15) (3) Officer Incentive Plan for fiscal year 2000

     10.40          (15) (3) Senior Vice President of Operations Incentive Plan for fiscal year 2000

     27             (7)      Financial Data Schedule
     -------------------------

     (1) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from
            Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from
            Exhibit 3.2B.
     (2) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.
     (3) Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.
     (4)    Incorporated by reference
            from the Company's Annual Report on Form 10-K for the period ended December 26, 1993.
     (5) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 19, 1995.
     (6) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     (7)    Included in EDGAR filing only.
     (8) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996.
     (9) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 16, 1996.
     (10) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.
     (11) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1996.
     (12) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 1997.
     (13) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.
     (14) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K/A for the year ended December 27, 1998.
     (15) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 26, 1999.