Form 10-Q
period 2000-06-11
FRESH CHOICE INC
filed 2000-07-25
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended  June 11, 2000
                             --------------

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

       Registrant's telephone number, including area code: (408) 986-8661
                                                          ---------------


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
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. _____ Yes _____No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of July 11, 1999 was 5,793,999.

                               FRESH CHOICE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at June 11, 2000
         and December 26, 1999..........................................................................................3

         Condensed Consolidated Statements of Operations for the Twelve and Twenty-Four Weeks
         ended June 11, 2000 and June 13, 1999 .........................................................................4

         Condensed Consolidated Statements of Cash Flows for the Twenty-Four Weeks
         ended June 11, 2000 and June 13, 1999..........................................................................5

         Notes to Unaudited Condensed Consolidated Financial Statements.................................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................................9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............................................17

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................................................................18
     Item 2 - Changes in Securities....................................................................................18
     Item 3 - Defaults Upon Senior Securities..........................................................................18
     Item 4 - Submission of Matters to a Vote of Security Holders......................................................18
     Item 5 - Other Information........................................................................................18
     Item 6 - Exhibits and Reports on Form 8-K.........................................................................18


SIGNATURES ............................................................................................................19


INDEX TO FORM 10-Q EXHIBITS............................................................................................20


                           PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

                                                                                June 11,              December 26,
                                                                                    2000                      1999
                                                                            -------------            --------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                               $  2,681                  $  2,458
        Receivables                                                                  124                       186
        Inventories                                                                  523                       555
        Prepaid expenses and other current assets                                    521                       479
                                                                            -------------            --------------
        Total current assets                                                       3,849                     3,678

PROPERTY AND EQUIPMENT, net                                                       26,717                    27,231

LEASE ACQUISITION COSTS, net                                                         285                       332

DEPOSITS AND OTHER ASSETS                                                            562                       616
                                                                            -------------            --------------
TOTAL ASSETS                                                                    $ 31,413                  $ 31,857
                                                                            =============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                        $  1,743                  $  2,317
        Accrued salaries and wages                                                 1,603                     1,459
        Sales tax payable                                                            951                       510
        Other accrued expenses                                                     1,469                     1,844
        Restructuring reserve                                                        237                       570
        Current portion of long-term obligations                                     833                       800
                                                                            -------------            --------------
        Total current liabilities                                                  6,836                     7,500

CAPITAL LEASE OBLIGATIONS                                                            860                     1,126

LONG-TERM DEBT                                                                     1,191                     1,316

OTHER LONG-TERM LIABILITIES                                                        1,460                     1,703
                                                                            -------------            --------------
        Total liabilities                                                         10,347                    11,645
                                                                            -------------            --------------

STOCKHOLDERS' EQUITY
        Convertible preferred stock, $.001 par value;
               3.5 million shares authorized; shares
               outstanding:  2000 and 1999 - 1,187,906                             5,175                     5,175
        Common stock - $.001 par value;
               15 million shares authorized; shares
               outstanding: 2000 - 5,793,999; 1999 - 5,762,444                    42,343                    42,291
        Accumulated deficit                                                      (26,452)                  (27,254)
                                                                            -------------            --------------
        Total stockholders' equity                                                21,066                    20,212
                                                                            -------------            --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 31,413                  $ 31,857
                                                                            =============            ==============

The December 26, 1999 amounts are derived from the Company's audited financial statements. See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                                 Twelve Weeks Ended                  Twenty-Four Weeks Ended
                                                          ---------------------------------      ---------------------------------
                                                           June 11, 2000     June 13, 1999        June 11, 2000     June 13, 1999
                                                          ---------------   ---------------      ---------------   ---------------
NET SALES                                                       $ 18,184          $ 17,141             $ 35,311          $ 33,932
                                                          ---------------   ---------------      ---------------   ---------------
COSTS AND EXPENSES:
        Cost of sales                                              4,401             4,217                8,536             8,295
        Restaurant operating expenses:
               Labor                                               5,724             5,443               11,271            11,027
               Occupancy and other                                 5,082             5,204               10,006            10,517
        Depreciation and amortization                                881               819                1,713             1,624
        General and administrative expenses                        1,480             1,222                2,833             2,491
        Restructuring and asset impairment expenses                   (8)                -                   (8)                -
                                                          ---------------   ---------------      ---------------   ---------------
        Total costs and expenses                                  17,560            16,905               34,351            33,954
                                                          ---------------   ---------------      ---------------   ---------------
OPERATING INCOME (LOSS)                                              624               236                  960               (22)

Interest income                                                       33                15                   64                25
Interest expense                                                     (95)             (115)                (200)             (220)
                                                          ---------------   ---------------      ---------------   ---------------
Interest expense, net                                                (62)             (100)                (136)             (195)
                                                          ---------------   ---------------      ---------------   ---------------
INCOME (LOSS) BEFORE INCOME TAXES AND
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                                         562               136                  824              (217)

Provision for income taxes                                            15                 -                   22                 -
                                                          ---------------   ---------------      ---------------   ---------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE                               547               136                  802              (217)

Cumulative effect of change in accounting
        principle - adoption of SOP 98-5, "Reportin
        on the Costs of Start-Up Activities"                           -                 -                    -               (70)
                                                          ---------------   ---------------      ---------------   ---------------
NET INCOME (LOSS)                                               $    547          $    136             $    802          $   (287)
                                                          ===============   ===============      ===============   ===============

Basic net income (loss) per common share before
        cumulative effect of change in accounting
        principle                                               $   0.09          $   0.02             $   0.14          $  (0.04)
Cumulative effect of change in accounting principle                    -                 -                    -             (0.01)
                                                          ===============   ===============      ===============   ===============
Basic net income (loss) per common share                        $   0.09          $   0.02             $   0.14          $  (0.05)
                                                          ===============   ===============      ===============   ===============
Shares used in computing basic per share amounts                   5,770             5,723                5,766             5,721
                                                          ===============   ===============      ===============   ===============
Diluted net income (loss) per common share before
          cumulative effect of change in accounting
          principle                                             $   0.08          $   0.02             $   0.11          $  (0.04)
Cumulative effect of change in accounting principle                    -                 -                    -             (0.01)
                                                          ---------------   ---------------      ---------------   ---------------
Diluted net income (loss) per common share                      $   0.08          $   0.02             $   0.11          $  (0.05)
                                                          ===============   ===============      ===============   ===============
Shares used in computing diluted per share amounts                 7,148             6,930                7,127             5,721
                                                          ===============   ===============      ===============   ===============

See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                             Twenty-Four Weeks Ended
                                                                                       ------------------------------------
                                                                                        June 11, 2000        June 13, 1999
                                                                                       ---------------      ---------------
OPERATING ACTIVITIES:
Net income (loss)                                                                             $   802              $  (287)
Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
          Depreciation and amortization                                                         1,850                1,737
          Adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities"                     -                   70
          Restructuring and asset impairment expenses                                              (8)                   -
          Issuance of stock options for consulting services                                         7                   17
          Loss on disposal of property                                                             62                   10
          Deferred rent                                                                          (243)                (212)
          Change in operating assets and liabilities:
              Receivables                                                                          62                    7
              Inventories                                                                         (18)                  (6)
              Prepaid expenses and other current assets                                           (42)                  98
              Accounts payable                                                                   (574)              (1,114)
              Accrued salaries and wages                                                          144                   47
              Other accrued expenses                                                               66                 (562)
              Restructuring reserve                                                              (150)                (593)
                                                                                       ---------------      ---------------
      Net cash provided by (used in) operating activities                                       1,958                 (788)
                                                                                       ---------------      ---------------

INVESTING ACTIVITIES:
      Capital expenditures                                                                     (1,464)                (466)
      Proceeds from sale of property and equipment                                                  2                    -
      Deposits and other assets                                                                    40                  (57)
                                                                                       ---------------      ---------------
      Net cash used in investing activities                                                    (1,422)                (523)
                                                                                       ---------------      ---------------

FINANCING ACTIVITIES:
      Common stock sales                                                                           45                   30
      Line of credit - borrowings (repayments), net                                                 -               (1,155)
      Long term debt - borrowings                                                                   -                2,695
      Long term debt - repayments                                                                (125)                   -
      Capital lease obligations - borrowings                                                        -                  100
      Capital lease obligations - repayments                                                     (233)                (182)
                                                                                       ---------------      ---------------
      Net cash provided by (used in) financing activities                                        (313)               1,488
                                                                                       ---------------      ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                             223                  177

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                                       2,458                1,830
                                                                                       ---------------      ---------------
      End of period                                                                           $ 2,681              $ 2,007
                                                                                       ===============      ===============

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                                $   177              $   210
                                                                                       ===============      ===============

See accompanying notes to unaudited condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Twelve Weeks and Twenty-Four Weeks Ended June 11, 2000 and June 13, 1999

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

                Diluted EPS presented for the twelve and twenty-four weeks ended June 11, 2000 and the twelve weeks ended June 13, 1999 include potential dilutive securities. Diluted EPS presented for the twenty-four weeks ended June 13, 1999 are the same as basic EPS since the Company had net losses, and therefore, all potential dilutive securities are antidilutive and are excluded from the computation.

                A reconciliation of the components of basic and diluted net income (loss) per share follows:

                                                   Twelve Weeks Ended                 Twenty-Four Weeks Ended
                                              -----------------------------        ------------------------------
                                              June 11, 2000   June 13, 1999        June 11, 2000    June 13, 1999
                                              -------------   -------------        -------------    -------------
(In thousands, except per share data)

 Net income (loss)                                   $  547          $  136               $  802           $ (287)
                                              =============   =============        =============    =============
SHARES

 Average common shares outstanding                    5,770           5,723                5,766            5,721

 Stock options                                          190              19                  173                -
 Convertible preferred stock                          1,188           1,188                1,188                -
                                              -------------   -------------        -------------    -------------
      Total shares and diluted shares                 7,148           6,930                7,127            5,721
                                              =============   =============        =============    =============
 Basic net income (loss) per common share            $ 0.09          $ 0.02               $ 0.14           $(0.05)
                                              =============   =============        =============    =============
 Diluted net income (loss) per common share          $ 0.08          $ 0.02               $ 0.11           $(0.05)
                                              =============   =============        =============    =============

                The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses and, therefore, these securities were anti-dilutive:

                                                   Twelve Weeks Ended               Twenty-Four Weeks Ended
                                              -----------------------------      ------------------------------
                                              June 11, 2000   June 13, 1999      June 11, 2000    June 13, 1999
                                              -------------   -------------      -------------    -------------
 (In thousands)

 POTENTIAL DILUTIVE SECURITIES
      Stock options excluded                            340             631                380              717
      Stock warrants                                    138             732                138              732
      Convertible preferred stock                         -               -                  -            1,188

3.      INCOME TAXES

                  The Company recorded an income tax provision for the twenty-four weeks ended June 11, 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2000 net income being subject to alternative minimum tax. The Company recorded no income tax benefit for its operating loss during the twenty-four weeks ended June 13, 1999 due to the Company's net loss for the period and valuation allowances against its net deferred tax assets. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.      BORROWING ARRANGEMENTS

                On June 11, 2000, the Company had $1,375,000 of long-term debt borrowed under the terms of a $4,000,000 loan and security agreement (the "Agreement"), of which $300,000 was included in the current portion of long-term obligations. As of June 11, 2000, the Company had an additional $1,450,000 available for borrowing under the Agreement.

                Borrowings under the Agreement initially bear interest at the prime rate (9.5% at June 11, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on the first and second anniversaries of the Agreement convert into term loans which become payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

                The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at June 11, 2000.

5.      RESTRUCTURING RESERVE

                At December 26, 1999, the Company's restructuring reserve of $570,000 consisted of the remaining scheduled cash payments to be made on an agreement to settle the lease obligation on one closed restaurant and the estimated cash costs to close and settle the lease obligations at two other restaurants identified for closure. The Company closed one of these restaurants during the first quarter. During the twelve weeks ended June 11, 2000, the Company reversed its decision to close the other restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. In addition, during the twelve weeks ended June 11, 2000, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance. The restructuring reserve of $237,000 at June 11, 2000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligations and other closing costs for the Houston restaurant and the estimated closing costs for one other restaurant where the lease expired in the third quarter of 2000. As of July 10, 2000, both of these restaurants had been closed. In addition, the Company recorded an asset impairment expense of $171,000 for one underperforming restaurant. A summary of the Company's restructuring reserve follows:

                                                                                                 Provided               Balance
(In thousands)                                                                        Balance   (Reversed)   Utilized  June 11,
                                                                                         1999     in 2000     in 2000      2000
                                                                                     --------- -----------  ---------- ---------
1998 RESERVE:

 Estimated cash costs associated with restaurant closures and
     settlement of lease obligations                                                  $ 430      $ (421)     $   (9)    $   -

1999 RESERVE:

 Estimated cash costs associated with restaurant closures and
     settlement of lease obligations                                                    140           -        (140)        -

2000 RESERVE:

 Non-cash write-down of restaurant assets to estimate fair value
     and other related costs                                                              -           5          (5)        -

 Estimated cash costs associated with restaurant closures and
     settlement of lease obligations                                                      -         237           -       237

 Asset Impairment                                                                                   171        (171)
                                                                                     --------- -----------  ---------- ---------
Restructuring Reserve                                                                 $ 570      $   (8)     $ (325)    $ 237
                                                                                     ========= ===========  ========== =========

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


8.      RECENTLY ISSUED ACCOUNTING STANDARDS

           In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101

"Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based on these guidelines, revenue should not be recognized until it is realized or realizable and earned. The Company will adopt this statement in the fourth fiscal quarter of its fiscal year ending December 31, 2000. Management does not expect any material impact as a result of adopting the guidelines of this standard.

           In May 2000, the Emerging Issues Task Force reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives". The issue addresses the accounting for sales incentives by vendors without charge to customers than can be used in a single exchange transaction. For example, cash incentives must be recorded as a reduction in revenue. The consensus is required to be adopted prospectively in the first fiscal quarter beginning after May 18, 2000. Management does not expect any material impact as a result of adopting the guidelines of this standard.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-four weeks ended June 11, 2000. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 26, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

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

                The Company has a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. During the twenty-four weeks ended June 11, 2000, the Company paid $125,000 of principal borrowed on a $1,500,000 term loan converted under the Agreement on December 29, 1999. In addition, the Company borrowed and repaid $500,000 during the first quarter under the terms of the Agreement. On June 11, 2000, the Company had $1,375,000 of long term debt borrowed under the terms of the Agreement, of which $300,000 was included in the current portion of long-term obligations. As of June 11, 2000, the Company had an additional $1,450,000 available for borrowing under the terms of the Agreement.

                Borrowings under the Agreement initially bear interest at the prime rate (9.5% at June 11, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on the first and second anniversaries of the Agreement convert into term loans which become payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

                The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at June 11, 2000.

                Long-term debt at June 11, 2000 also included $1,393,000 of capital lease obligations, of which $533,000 was included in the current portion of long term obligations, and a $116,000 note for site construction costs.

                Operating activities for the twenty-four weeks ended June 11, 2000 provided $1,958,000. During the same period, the Company invested $1,464,000 in property and equipment, including the remodeling of nine restaurants. The Company plans to remodel 13 additional restaurants in fiscal 2000 to complete its remodeling program. In addition, at the beginning of the second quarter of fiscal 2000, the Company opened its second Fresh Choice Express test location, expects to open a third test location in the second half of the year, and is seeking a fourth test location in its core Northern California market.

                The restructuring reserve of $237,000 at June 11, 2000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligation and other closing costs for one restaurant identified for closure and the estimated closing costs for one other restaurant whose lease expired in the third quarter. As of July 10, 2000 both restaurants had been closed.

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

                The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company currently plans to open one new Fresh Choice restaurant in fiscal 2000. In addition, the Company expects to open a third test location for its Fresh Choice Express concept and is seeking a fourth location in its core Northern California market. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including the continued success of efforts to restore profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 2000 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

IMPACT OF INFLATION

                Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. The State of Washington minimum wage increased effective January 1, 2000. The Company raised prices in its Washington restaurants in response to the increase. No further minimum wage increases are currently scheduled. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs may be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.

BUSINESS RISKS

               Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

               OPERATING LOSSES AND HISTORICAL DECLINES IN COMPARABLE STORE SALES. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998. The Company reported a profit for 1999 and for the twenty-four weeks ended June 11, 2000. There can be no assurance that the Company will continue to be profitable over the long or short term.

                Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. During 1999, the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% for fiscal year 1999. The Company also reported a comparable store sales increase of 7.1% for the twenty-four weeks ended June 11, 2000. There can be no assurance that comparable store sales will continue to improve or that the Company will maintain profitability over the long term.

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

               GEOGRAPHIC CONCENTRATION. As of July 10, 2000, 37 of the Company's 48 restaurants were located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

               ABILITY TO OBTAIN ADDITIONAL FINANCING. The Company intends to resume restaurant expansion, assuming its financial performance continues to improve. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available line of credit. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

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

RESULTS OF OPERATIONS

                The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

                                                        Twelve Weeks Ended                         Twenty-Four Weeks Ended
                                             -----------------------------------------   -----------------------------------------
(Dollars in thousands)                          June 11, 2000        June 13, 1999          June 11, 2000        June 13, 1999
                                             -------------------  --------------------   -------------------  --------------------
NET SALES                                     $ 18,184  100.0 %     $ 17,141  100.0 %     $ 35,311  100.0 %     $ 33,932  100.0 %

COSTS AND EXPENSES:
        Cost of sales                            4,401   24.2 %        4,217   24.6 %        8,536   24.2 %        8,295   24.4 %
        Restaurant operating expenses:
              Labor                              5,724   31.5 %        5,443   31.8 %       11,271   31.9 %       11,027   32.5 %
              Occupancy and other                5,082   27.9 %        5,204   30.4 %       10,006   28.3 %       10,517   31.0 %
        Depreciation and amortization              881    4.9 %          819    4.8 %        1,713    4.9 %        1,624    4.8 %
        General and administrative expenses      1,480    8.1 %        1,222    7.0 %        2,833    8.0 %        2,491    7.4 %
        Restructuring and asset impairment
          expenses                                  (8)     - %            -      - %           (8)     - %            -      - %
                                             -------------------  --------------------   -------------------  --------------------

              Total costs and expenses          17,560   96.6 %       16,905   98.6 %       34,351   97.3 %       33,954  100.1 %
                                             -------------------  --------------------   -------------------  --------------------

OPERATING INCOME (LOSS)                            624    3.4 %          236    1.4 %          960    2.7 %          (22)    (0.1)%

        Interest income                             33    0.2 %           15    0.1 %           64    0.2 %           25      0.1 %
        Interest expense                           (95)  (0.5)%         (115)  (0.7)%         (200)  (0.6)%         (220)    (0.6)%
                                             -------------------  --------------------   -------------------  --------------------

        Interest expense, net                      (62)  (0.3)%         (100)  (0.6)%         (136)  (0.4)%         (195)    (0.5)%
                                             -------------------  --------------------   -------------------  --------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                    562    3.1 %          136    0.8 %          824    2.3 %         (217)    (0.6)%

Provision for income taxes                          15    0.1 %            -      - %           22      - %            -      - %
                                             -------------------  --------------------   -------------------  --------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE             547    3.0 %          136    0.8 %          802    2.3 %         (217)    (0.6)%

Cumulative effect of change in accounting
        principle - adoption of SOP 98-5,
        "Reporting on the Costs of Start-Up
        Activities"                                  -      - %            -      - %            -      - %          (70)    (0.2)%
                                             -------------------  --------------------   -------------------  --------------------

NET INCOME (LOSS)                             $    547    3.0 %     $    136    0.8 %     $    802    2.3 %     $   (287)    (0.8)%
                                             ===================  ====================   ===================  ====================

Number of restaurants:
        Open at beginning of period                 49                    51                    50                    51
                                             ==========           ===========            ==========           ===========
        Open at end of period                       50                    51                    50                    51
                                             ==========           ===========            ==========           ===========

                The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company's two Fresh Choice Express restaurants are excluded):

                                                         Twelve Weeks Ended                        Twenty-Four Weeks Ended
                                                --------------------------------------     ---------------------------------------
(Dollars in thousands)                            June 11, 2000        June 13, 1999          June 11, 2000        June 13, 1999
                                                -----------------    -----------------     ------------------     ----------------
NET SALES                                         $ 374  100.0 %      $ 336   100.0 %         $ 727  100.0 %       $ 665  100.0 %

COSTS AND EXPENSES:
        Cost of sales                                90   24.1 %         83    24.6 %           175   24.1 %         162   24.4 %
        Restaurant operating expenses:
               Labor                                117   31.4 %        107    31.8 %           231   31.8 %         216   32.5 %
               Occupancy and other                  106   28.1 %        101    30.4 %           207   28.4 %         207   31.0 %
        Depreciation and amortization                18    4.8 %         16     4.8 %            35    4.8 %          33    5.0 %
                                                -----------------    -----------------     ------------------     ----------------
               Total costs and expenses             331   88.4 %        307    91.5 %           648   89.1 %         618   92.9 %
                                                -----------------    -----------------     ------------------     ----------------
RESTAURANT OPERATING INCOME                       $  43   11.6 %      $  29     8.5 %         $  79   10.9 %       $  47    7.1 %
                                                =================    =================     ==================     ================
Average Fresh Choice restaurants open                48.0                51.0                    48.1                 51.0
                                                ==========           ==========            ===========            ==========

RESULTS OF OPERATIONS:  TWELVE WEEKS ENDED JUNE 11, 2000
COMPARED TO TWELVE WEEKS ENDED JUNE 13, 1999

                NET SALES. Net sales for the quarter ended June 11, 2000 were $18,184,000, an increase of $1,043,000, or 6.1%, from sales of $17,141,000 for the quarter ended June 13, 1999. The primary components of the net increase in sales were:

Increase in comparable store sales                                  $ 1,482,000

Incremental sales from new restaurants                                  209,000

Absence of sales from closed restaurants                               (648,000)
                                                                ----------------
                                                                    $ 1,043,000
                                                                ================

               The Company operated an average of 49.8 restaurants in the twelve weeks ended June 11, 2000, opening one Fresh Choice Express during the quarter, compared to 51 restaurants in the twelve weeks ended June 13, 1999. Sales at the Company's 48 comparable stores, which include restaurants open at least 18 months, increased 9.0% in the second quarter of 2000 versus the second quarter of 1999. Comparable store guest counts increased 11.8% in the second quarter, while the comparable store average check decreased 2.5% to $7.24, reflecting increased coupon redemptions.

                Net sales per Fresh Choice restaurant averaged $374,000 in the second quarter of 2000, an increase of 11.3% over net sales per restaurant of $336,000 in the second quarter of 1999 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

                COSTS AND EXPENSES. Cost of sales (food and beverage costs) was 24.2% of sales in the second quarter of 2000 compared to 24.6% in the second quarter of 1999, a decrease of 0.4% of sales. Food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefited from cost efficiencies experienced with new products and new production methods.

                RESTAURANT OPERATING EXPENSES. Restaurant operating expenses (labor, occupancy and other) were 59.4% of sales in the second quarter of 2000 compared to 62.2% of sales in the second quarter of 1999, a decrease of 2.8% of sales.

                Labor costs were 31.5% of sales for the second quarter of 2000 compared to 31.8% of sales in the second quarter of 1999. Labor costs as a percentage of sales benefited from the Company's increased sales as well as labor savings from improved food production and scheduling methods.

                Occupancy and other expenses of 27.9% of sales in the second quarter of 2000 compared to 30.4% of sales in the second quarter of 1999, a decrease of 2.5% of sales. The decline is primarily the result of a reduction in property taxes, utilities and training expenditures, and higher average sales on these mostly fixed costs.

                DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.9% of sales in the second quarter of 2000 an increase of 0.1% of sales from the second quarter of 1999. This is primarily a result of the Company's investment in its remodeling program and point of sale systems.

                GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 8.1% of sales in the second quarter of 2000 compared to 7.0% of sales in the second quarter of 1999. The increase is due primarily to increased accruals for expected incentive payouts and increased legal and litigation expenses in the second quarter of 2000.

                RESTRUCTURING AND ASSET IMPAIRMENT EXPENSES. During the twelve weeks ended June 11, 2000, the Company reversed its decision to close one restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. In addition, during the twelve weeks ended June 11, 2000, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance. The restructuring reserve of $237,000 at June 11, 2000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligations and other closing costs for this restaurant and the estimated closing costs for one other restaurant whose lease expired in the third quarter of 2000. As of July 10, 2000, both of these restaurants had been closed. In addition, the Company recorded an asset impairment expense of $171,000 for one underperforming restaurant. Below is a summary of the restructuring and asset impairment expense:

                                                        Cash       Non-Cash    Total
                                                      --------- ------------ ----------
Reversal of reserves                                     $   -       $ (416)    $ (416)
Asset impairment expense                                     -          171        171
Estimated lease settlement and other closing costs         237            -        237
                                                      --------- ------------ ----------
                                                         $ 237       $ (245)    $   (8)
                                                      ========= ============ ==========

                INTEREST EXPENSE, NET. Interest expense was $62,000 in the second quarter of 2000 compared to $100,000 in the second quarter of 1999. This decrease is due to decreased borrowings and increased interest earned on its average cash balances. Interest expense consists of fees related to securing the Company's borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations. Interest income increased in the second quarter of 2000 due to higher interest earned on its average cash balances.

                INCOME TAXES. The Company recorded an income tax provision for the twelve weeks ended June 11, 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2000 net income being subject to alternative minimum tax. In the second quarter of 1999, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

RESULTS OF OPERATIONS:  TWENTY-FOUR WEEKS ENDED JUNE 11,2000
COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 13, 1999

                NET SALES. Net sales for the twenty-four weeks ended June 11, 2000 (first half of 2000) were $35,311,000, an increase of $1,379,000, or 4.1%, from sales of $33,932,000 for the twenty-four weeks ended June 13, 1999 (first half of 1999). The primary components of the net change in sales were:

Increase in comparable store sales                             $ 2,263,000

Incremental sales from new restaurants                             325,000

Absence of sales from closed restaurants                        (1,209,000)
                                                           ----------------
                                                               $ 1,379,000
                                                           ================

                The Company operated an average of 49.5 restaurants in the first half of 2000 compared to 51 restaurants in the first half of 1999. Sales at the Company's 47 comparable stores, which include restaurants open at least 18 months, increased 7.1% in the first half of 2000 versus the first half of 1999. Comparable store guest counts increased 9.0%, while the comparable store average check decreased 1.8% to $7.21, reflecting increased coupon redemption.

                Net sales per Fresh Choice restaurant averaged $727,000 in the first half of 2000, an increase of 9.3% over net sales per restaurant of $665,000 in the first half of 1999 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

                COSTS AND EXPENSES. Cost of sales (food and beverage costs) was 24.2% of sales in the first half of 2000 compared to 24.4% in the first half of 1999, a decrease of 0.2% of sales. Food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefited from cost efficiencies experienced with new products and new production methods.

                RESTAURANT OPERATING EXPENSES. Restaurant operating expenses (labor, occupancy and other) were 60.2% of sales in the first half of 2000 compared to 63.5% of sales in the first half of 1999, a decrease of 3.3% of sales.

                Labor costs were 31.9% of sales in the first half of 2000 compared to 32.5% in the first half of 1999, a decrease of 0.6% of sales. Labor costs as a percentage of sales benefited from the Company's increased sales as well as labor savings from improved food production and scheduling methods.

                Occupancy and other expenses of 28.3% in the first half of 2000 compared to 31.0% in the first half of 1999, a decrease of 2.7% of sales. The decline is primarily a result of a reduction in marketing and promotional costs and higher average sales on these mostly fixed costs.

                DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.9% of sales in the first half of 2000 compared to 4.8% of sales in the first half of 1999. This is primarily the result of the Company's investment in its remodeling program and point of sale systems.

                GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 8.0% of sales in the first half of 2000 compared to 7.4% of sales in the first half of 1999. The increase is due primarily to increased accruals for expected incentive payouts and increased legal and litigation expenses.

                RESTRUCTURING AND ASSET IMPAIRMENT EXPENSE. During the twenty-four weeks ended June 11, 2000, the Company reversed its decision to close one restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. In addition, during the twenty-four weeks ended June 11, 2000, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance. The restructuring reserve of $237,000 at June 11, 2000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligations and other closing costs for this restaurant and the estimated closing costs for one other restaurant whose lease expired in the third quarter of 2000. As of July 10, 2000, both of these restaurants had been closed. In addition, the Company recorded an asset impairment expense of $171,000 for one underperforming restaurant. Below is a summary of the restructuring and asset impairment expense:

                                                        Cash       Non-Cash    Total
                                                      --------- ------------ ----------
Reversal of reserves                                     $   -       $ (416)    $ (416)
Asset impairment expense                                     -          171        171
Estimated lease settlement and other closing costs         237            -        237
                                                      --------- ------------ ----------
                                                         $ 237       $ (245)    $   (8)
                                                      ========= ============ ==========


                INTEREST EXPENSE, NET. Interest expense was $136,000 in the first half of 2000 compared to $195,000 in the first half of 1999. This decrease is due to decreased borrowings and increased interest earned on its average cash balances. Interest expense consists of fees related to securing the Company's borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations. Interest income increased in the first half of 2000 due to higher interest earned on its average cash balances.

                  INCOME TAXES. The Company recorded an income tax provision for the first half of 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2000 net income being subject to alternative minimum tax. The Company recorded no income tax benefit for its operating loss during the first half of 1999 due to valuation allowances against its net deferred tax assets. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

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

                The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at June 11, 2000, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

                           PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS                                                                          Not Applicable.

ITEM 2 - CHANGES IN SECURITIES                                                                      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                            Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  The Company held its Annual Meeting of Stockholders on May 18, 2000. The stockholders voted on proposals on:

                  (1) The election of two Class II directors to hold office for a three-year term and until their respective successors are elected and qualified. The proposal was approved by the following vote:


                    Nominee               In Favor          Withheld
                    -------               --------          --------

                    Carl R. Hays          5,000,947           29,538
                    Charles A. Lynch      4,998,824           31,661


                  (2) The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. The proposal was approved by the following vote:


                    For               Against           Abstain
                    ---               -------           -------

                    4,998,855          9,965            21,665


ITEM 5 - OTHER INFORMATION                                    Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 11, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRESH CHOICE, INC.
                                    (Registrant)


                                      /S/ Everett F. Jefferson
                                    --------------------------------------
                                    Everett F. Jefferson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                      /S/ David E. Pertl
                                    -------------------------------------------
                                    David E. Pertl
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)


     Dated:  July 25, 2000

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