Form 10-Q
period 2000-09-03
FRESH CHOICE INC
filed 2000-10-17
CIK 893741

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/ X /  QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE
 ---   ACT OF 1934

       For the quarter ended    SEPTEMBER 3, 2000
                             --------------------------
                                       OR

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

               485 COCHRANE CIRCLE, MORGAN HILL, CALIFORNIA 95037
               --------------------------------------------------
              (Address of principal executives offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 776-0799
                                                           --------------

       2901 TASMAN DRIVE - SUITE 109, SANTA CLARA, CALIFORNIA 95054
       ------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 X Yes _____ No

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of October 4, 2000 was 5,793,999.

                               FRESH CHOICE, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at September 3, 2000
         and December 26, 1999..........................................................................................3

         Condensed Consolidated Statements of Operations for the Twelve and Thirty-Six Weeks
         ended September 3, 2000 and September 5, 1999 .................................................................4

         Condensed Consolidated Statements of Cash Flows for the Thirty-Six Weeks
         ended September 3, 2000 and September 5, 1999..................................................................5

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


SIGNATURES ............................................................................................................19


INDEX TO FORM 10-Q EXHIBITS............................................................................................20

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)                                                    September 3,  December 26,
                                                                       2000          1999
                                                              -------------  ------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                $  3,457    $  2,458
        Receivables                                                    73         186
        Inventories                                                   487         555
        Prepaid expenses and other current assets                     678         479
                                                                 --------    --------
        Total current assets                                        4,695       3,678

PROPERTY AND EQUIPMENT, net                                        26,523      27,231
LEASE ACQUISITION COSTS, net                                          255         332
DEPOSITS AND OTHER ASSETS                                             636         616
                                                                 --------    --------
TOTAL ASSETS                                                     $ 32,109    $ 31,857
                                                                 ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                         $  1,909    $  2,317
        Accrued salaries and wages                                  1,573       1,459
        Sales tax payable                                             656         510
        Other accrued expenses                                      1,785       1,844
        Restructuring reserve                                          78         570
        Current portion of long-term obligations                      844         800
                                                                 --------    --------
        Total current liabilities                                   6,845       7,500

CAPITAL LEASE OBLIGATIONS                                             721       1,126

LONG-TERM DEBT                                                      1,116       1,316

OTHER LONG-TERM LIABILITIES                                         1,325       1,703
                                                                 --------    --------
        Total liabilities                                          10,007      11,645
                                                                 --------    --------
STOCKHOLDERS' EQUITY
        Convertible preferred stock, $.001 par value;
               3.5 million shares authorized; shares
               outstanding:  2000 and 1999 - 1,187,906             5,175       5,175
        Common stock - $.001 par value;
               15 million shares authorized; shares
               outstanding: 2000 - 5,793,999; 1999 - 5,762,444    42,346      42,291
        Accumulated deficit                                      (25,419)    (27,254)
                                                                 --------    --------
        Total stockholders' equity                                22,102      20,212
                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 32,109    $ 31,857
                                                                 ========    ========

The December 26, 1999 amounts are derived from the Company's audited financial statements. See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                              Twelve Months Ended                    Thirty-Six Weeks Ended
                                                    --------------------------------------   --------------------------------------
                                                     September 3, 2000   September 5, 1999    September 3, 2000   September 5, 1999
                                                     -----------------   -----------------    -----------------   -----------------

NET SALES                                            $         18,830    $         18,446     $         54,141    $         52,378
                                                     -----------------   -----------------    -----------------   -----------------
COSTS AND EXPENSES:
     Cost of sales                                              4,561               4,471               13,097              12,766
     Restaurant operating expenses:
         Labor                                                  5,653               5,765               16,924              16,792
         Occupancy and other                                    5,228               5,213               15,234              15,730
     Depreciation and amortization                                886                 818                2,599               2,442
     General and administrative expenses                        1,390               1,293                4,223               3,784
     Gain and sale of property and equipment                        -                (452)                   -                (452)
     Restructuring and asset impairment expenses                    -                 443                   (8)                443
                                                     -----------------   -----------------    -----------------   -----------------
Total costs and expenses                                       17,718              17,551               52,069              51,505
                                                     -----------------   -----------------    -----------------   -----------------
OPERATING INCOME                                                1,112                 895                2,072                 873

Interest income                                                    49                  28                  113                  53

Interest expense                                                 (100)               (121)                (300)               (341)
                                                     -----------------   -----------------    -----------------   -----------------
Interest expense, net                                             (51)                (93)                (187)               (288)
                                                     -----------------   -----------------    -----------------   -----------------
INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                       1,061                 802                1,885                 585

Provision for income taxes                                         28                   -                   50                   -
                                                     -----------------   -----------------    -----------------   -----------------
INCOME BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                             1,033                 802                1,835                 585

Cumulative effect of change in accounting principle-
     adoption of SOP 98-5, "Reporting on the Costs
     of Start-up Activities"                                        -                   -                    -                 (70)
                                                     -----------------   -----------------    -----------------   -----------------
NET INCOME                                           $          1,033    $            802     $          1,835    $            515
                                                     =================   =================    =================   =================
Basic net income per common share before
     cumulative effect of change in accounting
     principle                                       $           0.18    $           0.14     $           0.32    $           0.10

Cumulative effect of change in accounting principle                 -                   -                    -               (0.01)
                                                     -----------------   -----------------    -----------------   -----------------
Basic net income per common share                    $           0.18    $           0.14     $           0.32    $           0.09
                                                     =================   =================    =================   =================
Shares used in computing basic per share amounts                5,794               5,742                5,775               5,728
                                                     =================   =================    =================   =================
Diluted net income per common share before
     cumulative effect of change in accounting
     principle                                       $           0.15    $           0.12     $           0.26    $           0.08
Cumulative effect of change in accounting principle                 -                   -                    -               (0.01)
                                                     -----------------   -----------------    -----------------   -----------------
Diluted net income per common share                  $           0.15    $           0.12     $           0.26    $           0.07
                                                     =================   =================    =================   =================
Shares used in computing diluted per share amounts              7,087               6,944                7,113               6,932
                                                     =================   =================    =================   =================

See accompanying notes to unaudited condensed consolidated financial statements.


FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)                                                                                   Thirty-Six Weeks Ended
                                                                                 ------------------------------------------------
                                                                                   September 3, 2000          September 5, 1999
                                                                                 ---------------------      ---------------------

OPERATING ACTIVITIES:
Net income                                                                               $ 1,835                   $   515
Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                                    2,816                     2,617
          Adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities"               --                        70
          Restructuring and asset impairment expenses                                       (166)                      252
          Issuance of stock options for consulting services                                   10                        20
          Loss (gain) on disposal of property and equipment                                   93                      (439)
          Deferred rent                                                                     (378)                     (330)
          Change in operating assets and liabilities:
              Receivables                                                                    113                        10
              Inventories                                                                     (4)                      (91)
              Prepaid expenses and other current assets                                     (199)                      (67)
              Accounts payable                                                              (408)                   (1,199)
              Accrued salaries and wages                                                     114                       139
              Other accrued expenses                                                          87                      (481)
              Restructuring reserve                                                         (151)                     (623)
                                                                                          -------                   -------
      Net cash provided by operating activities                                            3,762                       393
                                                                                          -------                   -------
INVESTING ACTIVITIES:
      Capital expenditures                                                                (2,601)                     (899)
      Proceeds from disposal of property and equipment                                       397                       692
      Deposits and other assets                                                              (41)                      (63)
                                                                                          -------                   -------
      Net cash used in investing activities                                               (2,245)                     (270)
                                                                                          -------                   -------
FINANCING ACTIVITIES:
      Common stock sales                                                                      45                        30
      Line of credit - borrowings (repayments), net                                           --                    (1,155)
      Long term debt - borrowings                                                             --                     2,500
      Long term debt - repayments                                                           (200)                       --
      Capital lease obligations - borrowings                                                  --                       294
      Capital lease obligations - repayments                                                (363)                     (278)
                                                                                          -------                   -------
      Net cash provided by (used in) financing activities                                   (518)                    1,391
                                                                                          -------                   -------
INCREASE IN CASH AND CASH EQUIVALENTS                                                        999                     1,514

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                                  2,458                     1,830
                                                                                         -------                   -------
      End of period                                                                      $ 3,457                   $ 3,344
                                                                                         =======                   =======
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                           $   241                   $   326
                                                                                         =======                   =======

See accompanying notes to unaudited condensed consolidated financial statements.

FRESH CHOICE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks and Thirty-Six Weeks Ended September 3, 2000 and September 5, 1999

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

     2. NET INCOME PER SHARE

          Basic earnings per share ("EPS") excludes potentially dilutive securities and is computed by dividing the Company's net income by the weighted average of its common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the "if converted" method.

          A reconciliation of the components of basic and diluted net income
          (loss) per share follows:

                                                            Twelve Weeks Ended                       Thirty-Six Weeks Ended
                                                  -------------------------------------       --------------------------------------
                                                  September 3, 2000   September 5, 1999       September 3, 2000    September 5, 1999
                                                  -----------------   -----------------       -----------------    -----------------
(In thousands, except per share data)

Net income                                        $           1,033   $             802        $          1,835    $            515
                                                  =================   =================        ================    =================

Shares
------

Average common shares outstanding                             5,794               5,742                   5,775               5,728

Stock options                                                   105                  14                     150                  16
Convertible preferred stock                                   1,188               1,188                   1,188               1,188
                                                  -----------------   -----------------        ----------------    ----------------
    Total shares and diluted shares                           7,087               6,944                   7,113               6,932
                                                  =================   =================        ================     ===============
Basic net income per common share                 $            0.18   $            0.14       $            0.32     $          0.09
                                                  =================   =================       =================     ===============
Diluted net income per common share               $            0.15   $            0.12       $            0.26     $          0.07
                                                  =================   =================       =================     ===============

          The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses and, therefore, these securities were anti-dilutive:


                                                          Twelve Weeks Ended                        Thirty-Six Weeks Ended
                                                ------------------------------------        --------------------------------------
                                                September 3, 2000   September 5, 1999       September 3, 2000    September 5, 1999
                                                -----------------   -----------------       -----------------    -----------------
(In thousands)

Potential Dilutive Securities
-----------------------------
     Stock options excluded                                   492                 610                     381                  610
     Stock warrants                                           138                 732                     138                  732

3.   INCOME TAXES

          The Company recorded an income tax provision for the thirty-six weeks ended September 3, 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2000 net income being subject to alternative minimum tax. The Company recorded no tax provision for its operating income during the thirty-six weeks ended September 5, 1999 due to the availability of net operating loss carryforwards to offset taxable income. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.   BORROWING ARRANGEMENTS

          On September 3, 2000, the Company had $1,300,000 of long-term debt borrowed under the terms of a $4,000,000 loan and security agreement (the "Agreement"), of which $300,000 was included in the current portion of long-term obligations. As of September 3, 2000, the Company had an additional $1,450,000 available for borrowing under the Agreement.

          Borrowings under the Agreement initially bear interest at the prime rate (9.5% at September 3, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on December 29, 2000 convert into a term loan which becomes payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

          The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at September 3, 2000.

5.   RESTRUCTURING RESERVE

          At December 26, 1999, the Company's restructuring reserve of $570,000 consisted of the remaining scheduled cash payments to be made on an agreement to settle the lease obligation on one closed restaurant and the estimated cash costs to close and settle the lease obligations at two other restaurants identified for closure. The Company closed one of these restaurants during the first quarter. During the twelve weeks ended June 11, 2000, the Company reversed its decision to close the other restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. In addition, during the twelve weeks ended June 11, 2000, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance. The restructuring reserve of $78,000 at September 3, 2000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligations and other closing costs for the Houston restaurant and the remaining closing costs for one other restaurant where the lease expired in the third quarter of 2000. Both of these restaurants closed in the third quarter. In addition, the Company recorded an asset impairment expense of $171,000 for one underperforming restaurant in the twelve weeks ended June 11, 2000. A summary of the Company's restructuring reserve follows:

                                                                                                       Provided            Balance
(In thousands)                                                                               Balance  (Reversed) Utilized  Sept. 03,
                                                                                               1999     in 2000   in 2000      2000
                                                                                             -------    --------- --------  --------
1998 Reserve:
------------

 Estimated cash costs associated with restaurant closures and settlement of lease obligations  $  430    $  (421)  $   (9)    $   -

1999 Reserve:
------------

 Estimated cash costs associated with restaurant closures and settlement of lease obligations     140          -     (140)        -

2000 Reserve:
------------

 Non-cash write-down of restaurant assets to estimate fair value and other related costs            -           5      (5)        -

 Estimated cash costs associated with restaurant closures and settlement of lease obligations       -         237    (159)       78

 Asset Impairment                                                                                             171    (171)
                                                                                               ------     -------   ------     ----
Restructuring Reserve                                                                          $  570     $   (8)   $(484)     $ 78
                                                                                               ======     =======   ======     ====

6.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company adopted SOP 98-5 effective at the beginning of its fiscal year ending December 26, 1999 and expensed $70,000 of unamortized pre-opening costs at the time of adoption.

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

          In May 2000, the Emerging Issues Task Force reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives". The issue addresses the accounting for sales incentives by vendors without charge to customers that can be used in a single exchange transaction. For example, cash incentives must be recorded as a reduction in revenue. The consensus is required to be adopted prospectively in the first fiscal quarter beginning after May 18, 2000. The Company adopted this statement in the third quarter with no material impact on its financial results.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirty-six weeks ended September 3, 2000. The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 26, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

          Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth herein. Among the risks and uncertainties are the continuation of positive comparable store sales; continued profitability; the effect of general economic and weather conditions; the ability to obtain additional financing on favorable terms; and the Company's ability to locate suitable restaurant sites and construct new restaurants in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

          The Company has a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter. During the thirty-six weeks ended September 3, 2000, the Company paid $200,000 of principal borrowed on a $1,500,000 term loan converted under the Agreement on December 29, 1999. In addition, the Company borrowed and repaid $500,000 during the first quarter under the terms of the Agreement. On September 3, 2000, the Company had $1,300,000 of long term debt borrowed under the terms of the Agreement, of which $300,000 was included in the current portion of long-term obligations. As of September 3, 2000, the Company had an additional $1,450,000 available for borrowing under the terms of the Agreement.

          Borrowings under the Agreement initially bear interest at the prime rate (9.5% at September 3, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on December 29, 2000 convert into a term loan which becomes payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

          The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows. The Company was in compliance with the loan agreement covenants at September 3, 2000.

          Long-term debt at September 3, 2000 also included $1,265,000 of capital lease obligations, of which $543,000 was included in the current portion of long term obligations, and a $116,000 note for site construction costs.

          Operating activities for the thirty-six weeks ended September 3, 2000 provided $3,762,000 of cash flows. During the same period, the Company invested $2,601,000 in property and equipment, including the remodeling of fifteen restaurants. The Company plans to remodel 7 additional restaurants in fiscal 2000 to complete its remodeling program. In addition, at the beginning of the second quarter of fiscal 2000, the Company opened its second Fresh Choice Express test location, expects to open a third test location late in the fourth quarter of the year, and is seeking additional test locations in Texas and its core Northern California market.

          The restructuring reserve of $78,000 at September 3, 2000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligation and other closing costs for one restaurant identified for closure and the estimated closing costs for one other restaurant whose lease expired in the third quarter. Both restaurants closed in the third quarter.

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

          The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company currently is negotiating leases on three new Fresh Choice locations, which are expected to open in fiscal 2001. In addition, the Company expects to open a third test location for its Fresh Choice Express concept late in the fourth quarter and is seeking additional test locations in Texas and its core Northern California market. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 2000 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

IMPACT OF INFLATION
-------------------

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

BUSINESS RISKS
--------------
          Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results. These risks include:

          OPERATING LOSSES AND HISTORICAL DECLINES IN COMPARABLE STORE SALES. The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998. The Company reported a profit for 1999 and for the thirty-six weeks ended September 3, 2000. There can be no assurance that the Company will continue to be profitable over the long or short term.

          Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. During 1999, the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% for fiscal year 1999. The Company also reported a comparable store sales increase of 7.1% for the thirty-six weeks ended September 3, 2000. There can be no assurance that comparable store sales will continue to improve or that the Company will maintain profitability over the long term.

          EXPANSION. The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion, assuming its financial performance continues to improve, there can be no assurance that the Company will be able to so. The Company's ability to implement successfully an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

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

          GEOGRAPHIC CONCENTRATION. As of September 3, 2000, 37 of the Company's 48 restaurants were located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

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

RESULTS OF OPERATIONS
---------------------
          The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

                                                          Twelve Weeks Ended                          Thirty-Six Weeks Ended
                                             ------------------------------------------      ---------------------------------------
(Dollars in thousands)                         September 3, 2000      September 5, 1999       September 3, 2000    September 5, 1999
                                             -------------------    -------------------      ------------------  -------------------
NET SALES                                     $ 18,830    100.0 %     $ 18,446    100.0 %     $ 54,141  100.0 %    $ 52,378  100.0 %

COSTS AND EXPENSES:
        Cost of sales                            4,561     24.2 %        4,471     24.2 %       13,097   24.2 %      12,766   24.4 %
        Restaurant operating expenses:
               Labor                             5,653     30.0 %        5,765     31.3 %       16,924   31.3 %      16,792   32.1 %
               Occupancy and other               5,228     27.8 %        5,213     28.3 %       15,234   28.1 %      15,730   30.0 %
        Depreciation and amortization              886      4.7 %          818      4.4 %        2,599    4.8 %       2,442    4.7 %
        General and administrative expenses      1,390      7.4 %        1,293      7.0 %        4,223    7.8 %       3,784    7.2 %
        Gain on sale of property and equipment       -        - %         (452)    (2.5)%            -      - %        (452)  (0.9)%
        Restructuring and asset impairment
        expenses                                     -        - %          443      2.4 %           (8)     - %         443    0.8 %
                                              -------------------      ------------------      ----------------      ---------------
               Total costs and expenses          17,718    94.1 %       17,551     95.1 %        52,069  96.2 %      51,505   98.3 %
                                              -------------------      ------------------       ---------------      ---------------
OPERATING INCOME                                  1,112     5.9 %          895      4.9 %         2,072   3.8 %         873    1.7 %

        Interest income                              49     0.2 %           28      0.2 %           113   0.2 %          53    0.1 %
        Interest expense                           (100)   (0.5)%         (121)    (0.8)%          (300) (0.6)%        (341)  (0.7)%
                                              -------------------      ------------------        --------------        -------------
        Interest expense, net                       (51)   (0.3)%          (93)    (0.6)%          (187) (0.4)%        (288)  (0.6)%
                                              -------------------      ------------------        --------------        -------------
INCOME BEFORE INCOME TAXES AND
        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                   1,061     5.6 %          802      4.3 %         1,885   3.4 %         585    1.1 %

Provision for income taxes                           28     0.1 %            -        - %            50     - %           -      - %
                                              -------------------      ------------------         -------------        -------------
INCOME  BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE            1,033     5.5 %          802      4.3 %         1,835   3.4 %         585    1.1 %

Cumulative effect of change in accounting
        principle - adoption of SOP 98-5,
        "Reporting on the
        Costs of Start-Up Activities"                 -       - %            -        - %             -     - %         (70)  (0.1)%
                                              -------------------      ------------------         -------------         ------------
NET INCOME                                    $   1,033     5.5 %     $    802      4.3 %      $  1,835   3.4 %      $  515    1.0 %
                                              ===================     ===================      ================      ===============
Number of restaurants:
        Open at beginning of period                  50                     51                       50                  51
                                               ========               ========                 ========              ======
        Open at end of period                        48                     51                       48                  51
                                               ========               ========                 ========             =======

          The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company's two Fresh Choice Express restaurants are excluded):

                                                  Twelve Weeks Ended                         Thirty-Six Weeks Ended
                                        ----------------------------------------       ------------------------------------
(Dollars in thousands)                   September 3, 2000    September 5, 1999        September 3, 2000  September 5, 1999
                                        -------------------   ------------------       -----------------  -----------------
NET SALES                               $     399   100.0 %  $    362  100.0 %       $   1,126  100.0 %  $  1,027  100.0 %

COSTS AND EXPENSES:
     Cost of sales                             96    24.1 %        88   24.3 %             271   24.1 %       250   24.3 %
     Restaurant operating expenses:
          Labor                               119    29.9 %       113   31.2 %             351   31.1 %       359   32.0 %
          Occupancy and other                 111    27.9 %       102   28.2 %             318   28.2 %       309   30.1 %
     Depreciation and amortization             19     4.7 %        16    4.4 %              54    4.8 %        49    4.8 %
                                        -------------------  -----------------        -----------------   ----------------
          Total costs and expenses            345    86.6 %       319   88.1 %             994   88.2 %       937   91.2 %
                                        -------------------  -----------------        -----------------   ----------------
RESTAURANT OPERATING INCOME             $      54    13.4 %  $     43   11.9 %       $     132   11.8 %   $    90    8.8 %
                                        ===================  =================       ==================   ================
Average Fresh Choice restaurants open        46.6                50.8                     47.6               50.9
                                        =========            ========                =========            =======

(This table excludes Fresh Choice Express restaurants)

RESULTS OF OPERATIONS:  TWELVE WEEKS ENDED SEPTEMBER 3, 2000
------------------------------------------------------------
COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 5, 1999
------------------------------------------------

          NET SALES. Net sales for the twelve weeks ended September 3, 2000 (third quarter of 2000) were $18,830,000, an increase of $384,000, or 2.1%, from sales of $18,446,000 for the twelve weeks ended September 5, 1999 (third quarter of 1999). The primary components of the net increase in sales were:


Increase in comparable store sales                  $   1,234,000

Incremental sales from new restaurants                    184,000

Absence of sales from closed restaurants               (1,034,000)
                                                    --------------
                                                    $     384,000
                                                    ==============

          The Company operated an average of 48.6 restaurants in the twelve weeks ended September 3, 2000 compared to 51.5 restaurants in the twelve weeks ended September 5, 1999. Sales at the Company's 46 comparable stores, which include restaurants open at least 18 months, increased 7.2% in the third quarter of 2000 versus the third quarter of 1999. Comparable store guest counts increased 8.2% in the third quarter, while the comparable store average check decreased 1.0% to $7.25, reflecting increased coupon redemptions.

          Net sales per Fresh Choice restaurant averaged $399,000 in the third quarter of 2000, an increase of 10.2% over net sales per restaurant of $362,000 in the third quarter of 1999 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

          COSTS AND EXPENSES. Cost of sales (food and beverage costs) was 24.2% of sales in the third quarter of 2000 the same as the third quarter of 1999. Food costs did not increase due to the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefited from cost efficiencies experienced with new products and new production methods.

          RESTAURANT OPERATING EXPENSES. Restaurant operating expenses (labor, occupancy and other) were 57.8% of sales in the third quarter of 2000 compared to 59.6% of sales in the third quarter of 1999, a decrease of 1.8% of sales.

          Labor costs were 30.0% of sales for the third quarter of 2000 compared to 31.3% of sales in the third quarter of 1999. Labor costs as a percentage of sales benefited from the Company's increased sales as well as labor savings from improved food production and scheduling methods.

          Occupancy and other expenses of 27.8% of sales in the third quarter of 2000 compared to 28.3% of sales in the third quarter of 1999, a decrease of 0.5% of sales. The decline is primarily the result of higher average sales on these mostly fixed costs.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.7% of sales in the third quarter of 2000 an increase of 0.3% of sales from the third quarter of 1999. This is primarily a result of the Company's investment in its remodeling program and point of sale systems.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 7.4% of sales in the third quarter of 2000 compared to 7.0% of sales in the third quarter of 1999. The increase is due primarily to increased accruals for expected incentive payouts, costs to relocate the Company's headquarters and increased legal and litigation expenses.

          GAIN ON SALE OF PROPERTY AND EQUIPMENT. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter of 1999. The Company received cash proceeds of $692,000 and recorded a gain of $452,000 in the third quarter of 1999. The restaurant was leased back from the buyer for approximately two months and was closed during the fourth quarter of 1999.

          RESTRUCTURING AND ASSET IMPAIRMENT EXPENSES. In accordance with the Company's strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a restructuring and asset impairment charge of $443,000 in the third quarter of 1999, primarily for the estimated lease settlement and other closure costs.

          INTEREST EXPENSE, NET. Interest expense, net was $51,000 in the third quarter of 2000 compared to $93,000 in the third quarter of 1999. This decrease is due to decreased borrowings and increased interest earned on its average cash balances. Interest expense consists of fees related to securing the Company's borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations. Interest income increased in the third quarter of 2000 due to higher interest earned on its average cash balances.

          INCOME TAXES. The Company recorded an income tax provision for the third quarter of 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2000 net income being subject to alternative minimum tax. In the third quarter of 1999, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

RESULTS OF OPERATIONS:  THIRTY-SIX WEEKS ENDED SEPTEMBER 3 ,2000
----------------------------------------------------------------
COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1999
----------------------------------------------------

          NET SALES. Net sales for the thirty-six weeks ended September 3, 2000 (first three quarters of 2000) were $54,141,000, an increase of $1,763,000, or 3.4%, from sales of $52,378,000 for the thirty-six weeks ended September 5, 1999 (first three quarters of 1999). The primary components of the net change in sales were:


Increase in comparable store sales               $  3,438,000

Incremental sales from new restaurants                531,000

Absence of sales from closed restaurants           (2,206,000)
                                                 -------------
                                                 $  1,763,000
                                                 =============

          The Company operated an average of 49.2 restaurants in the first three quarters of 2000 compared to 51.2 restaurants in the first three quarters of 1999. Sales at the Company's 45 comparable stores, which include restaurants open at least 18 months, increased 7.1% in the first three quarters of 2000 versus the first three quarters of 1999. Comparable store guest counts increased 8.7%, while the comparable store average check decreased 1.4% to $7.23, reflecting increased coupon redemption.

          Net sales per Fresh Choice restaurant averaged $1,126,000 in the first three quarters of 2000, an increase of 9.6% over net sales per restaurant of $1,027,000 in the first three quarters of 1999 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

          COSTS AND EXPENSES. Cost of sales (food and beverage costs) was 24.2% of sales in the first three quarters of 2000 compared to 24.4% in the first three quarters of 1999, a decrease of 0.2% of sales. Food costs continued to benefit from the Company's food program which manages food costs through an efficient product rotation while maintaining a quality menu offering to guests. In addition, food costs benefited from cost efficiencies experienced with new products and new production methods.

          RESTAURANT OPERATING EXPENSES. Restaurant operating expenses (labor, occupancy and other) were 59.4% of sales in the first three quarters of 2000 compared to 62.1% of sales in the first three quarters of 1999, a decrease of 2.7% of sales.

          Labor costs were 31.3% of sales in the first three quarters of 2000 compared to 32.1% in the first three quarters of 1999, a decrease of 0.8% of sales. Labor costs as a percentage of sales benefited from the Company's increased sales as well as labor savings from improved food production and scheduling methods.

          Occupancy and other expenses of 28.1% in the first three quarters of 2000 compared to 30.0% in the first three quarters of 1999, a decrease of 1.9% of sales. The decline is primarily the result of a reduction in marketing and promotional costs, property taxes, utilities and training expenditures, and higher average sales on these mostly fixed costs.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.8% of sales in the first three quarters of 2000 compared to 4.7% of sales in the first three quarters of 1999. This is primarily the result of the Company's investment in its remodeling program and point of sale systems.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 7.8% of sales in the first three quarters of 2000 compared to 7.2% of sales in the first three quarters of 1999. The increase is due primarily to increased accruals for expected incentive payouts, costs to relocate the Company's headquarters and increased legal and litigation expenses.

          GAIN ON SALE OF PROPERTY AND EQUIPMENT. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter of 1999. The Company received cash proceeds of $692,000 and recorded a gain of $452,000 in the third quarter of 1999. The restaurant was leased back from the buyer for approximately two months and was closed during the fourth quarter of 1999.

          RESTRUCTURING AND ASSET IMPAIRMENT EXPENSE. During the thirty-six weeks ended September 3, 2000, the Company reversed its decision to close one restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. In addition, during the thirty-six weeks ended September 3, 2000, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance. The restructuring reserve of $78,000 at September 3, 2000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligations and other closing costs for this restaurant and the estimated closing costs for one other restaurant whose lease expired in the third quarter of 2000. Both of these restaurants closed in the third quarter. In addition, during second quarter ended June 11, 2000, the Company recorded an asset impairment expense of $171,000 for one underperforming restaurant. Below is a summary of the restructuring and asset impairment expense:

                                                     Cash         Non-Cash          Total
                                                    ------       ----------        -------
Reversal of reserves                               $     -        $   (416)        $  (416)

Asset impairment expense                                 -             171             171

Estimated lease settlement and other closing costs     237               -             171
                                                   -------       ----------        -------
                                                   $   237        $   (245)        $    (8)
                                                   =======       ==========        ========

          During the thirty-six weeks ended September 5, 1999, in accordance with the Company's continuing strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a restructuring and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs.

          INTEREST EXPENSE, NET. Interest expense, net was $187,000 in the first three quarters of 2000 compared to $288,000 in the first three quarters of 1999. This decrease is due to decreased borrowings and increased interest earned on its average cash balances. Interest expense consists of fees related to securing the Company's borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations. Interest income increased in the first three quarters of 2000 due to higher interest earned on its average cash balances.

          INCOME TAXES. The Company recorded an income tax provision for the first three quarters of 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2000 net income being subject to alternative minimum tax. In the first three quarters of 1999, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and non-deductible asset write-downs in connection with restructuring reserves. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at September 3, 2000, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FRESH CHOICE, INC.
                               (Registrant)


                               /S/ Everett F. Jefferson
                               ------------------------
                               Everett F. Jefferson
                               President and Chief Executive Officer
                               (Principal Executive Officer)


                               /S/ David E. Pertl
                               -------------------
                               David E. Pertl
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Dated: October 17, 2000

                           INDEX TO FORM 10-Q EXHIBITS



EXHIBIT
NO.                                 DESCRIPTION
_______________________________________________________________________________
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
                         September 3, 1993

                      INDEX TO FORM 10-Q EXHIBITS continued


EXHIBIT
NO.                                    DESCRIPTION
_______________________________________________________________________________

     10.15       (5)      Amendment No. 3 dated April 27, 1994 to the Business Loan Agreement dated September 3, 1993

     10.16       (6)      Loan and Security Agreement dated December 20, 1995 with Silicon Valley Bank

     10.17       (6)      Third Party Security agreement dated December 20, 1995 between Silicon Valley Bank and
                          Moffett Design Corporation

     10.18       (6)      Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon
                          Valley Bank on December 20, 1995

     10.19       (6)      Common Stock Purchase Warrant to Purchase 100,000 Shares of the
                          Company's Common Stock issued to Bain & Company, dated December 15, 1995

     10.20       (6)(3)   Employment Offer Letter to Robert Ferngren dated November 9, 1995

     10.21       (9)(3)   Amendment dated July 29, 1996 to Employment Offer Letter to Robert Ferngren

     10.22       (10)(3)  Severance Agreement with Charles A. Lynch dated July 18, 1996

     10.23       (10)(3)  Severance Agreement with David Anderson dated July 18, 1996

     10.24       (10)(3)  Severance Agreement with Tim G. O'Shea dated July 18, 1996

     10.25       (10)(3)  Severance Agreement with Joan M. Miller dated July 18, 1996

     10.26       (11)(3)  Employment Offer Letter to David E. Pertl dated January 24, 1997

     10.27       (11)(3)  Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

     10.28       (11)(3)  Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

     10.29       (11)     Loan Modification Agreement dated November 27, 1996 with Silicon Valley Bank

     10.30       (11)(3)  Severance Agreement with Tina Freedman dated March 13, 1997

     10.31       (12)     Agreement of Sale and Purchase dated April 2, 1997 with RUI One Corp.

     10.32       (12)     Amendment to Loan and Security Agreement dated July 9, 1997 with Silicon Valley Bank

     10.33       (13)     Amendment to Loan and Security Agreement dated May 27, 1998 with Silicon Valley Bank

     10.34       (13)(3)  Consulting Agreement with Charles A. Lynch dated April 17, 1998

     10.35       (14)     Amendment to Loan and Security Agreement dated October 28, 1998 with Silicon Valley Bank

     10.36       (14)     Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

     10.37       (14)(3)  Form of Severance Agreement with Senior Vice Presidents

     10.38       (14)(3)  Officer Incentive Plan for fiscal year 1999

     10.39       (15)(3)  Officer Incentive Plan for fiscal year 2000

     10.40       (15)(3)  Senior Vice President of Operations Incentive Plan for fiscal year 2000

     27          (7)      Financial Data Schedule
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