Form 10-K
period 2000-12-31
FRESH CHOICE INC
filed 2001-03-30
CIK 893741

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 0-20792

FRESH CHOICE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0130849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
485 Cochrane Circle, Morgan Hill, CA	95037-2831
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 776-0799

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  / /

    Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on March 7, 2001 was $8,453,000. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at March 7, 2001 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

    Number of shares of Common Stock, $0.001 par value, outstanding as of March 7, 2001 was 5,834,021.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
(1) Proxy Statement for the Annual Meeting of Stockholders scheduled for May 24, 2001	Part III

FRESH CHOICE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

    Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures, settlement of lease obligations and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business—Business Risks". In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

Item 1. BUSINESS.

    As of March 7, 2001, the Company operated 49 restaurants, 46 restaurants operate under the "Fresh Choice" and "Zoopa" brand names and 3 operate under the "Fresh Choice Express" brand name. The Company operates 37 restaurants in California, 4 restaurants in the state of Washington and 8 restaurants in Texas, including the three Fresh Choice Express restaurants. Fresh Choice and Zoopa restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen yogurt and other desserts, offered in a limited-service format. The Company's goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and value appeal of traditional buffet restaurants.

    The Fresh Choice and Zoopa restaurants use only fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered a minimum of four days per week to each restaurant, and all menu items are prepared on-site. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in exhibition-style cooking areas throughout the day. Guests make their selections from salads, soups, baked potatoes, hot pasta, pizza, muffins, breads, bakery goods, fresh fruit, frozen yogurt and specialty desserts. Rotisserie chicken and side dishes are served in Texas and selected rural California locations.

    The Company believes that it provides its guests an excellent price/value relationship by offering unlimited servings for a current single price of $6.79 at weekday lunch, $6.99 for Saturday and Sunday lunch, $7.99 at dinner, and $4.49 for children up to age 12 with children under five free, in most locations, plus the cost of a beverage. The Company's wide variety of high-quality food and attractive prices are designed to appeal to a broad range of guests, including families, business professionals, students and senior citizens. In addition, the Company believes the concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

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

    The Company acquired the Zoopa trade name and three Zoopa restaurants in fiscal 1997 and currently operates its four (4) Washington restaurants and one (1) restaurant in San Antonio, Texas under the Zoopa name. The Company did not open any new Fresh Choice or Zoopa restaurants in fiscal 2000; however, the Company did open one new test Fresh Choice Express in Texas. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating and advertising efficiencies, enhance brand-name recognition, and discourage competition.

    In December 1998, the Company recorded a $3.7 million store closure charge for the closure of four previously impaired under-performing restaurants and for the closure of two additional restaurants where it decided not to renew the leases. The charge also included the impairment of two additional restaurants in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of." ("SFAS No. 121") The Company closed three of these restaurants in 1998 and another at the beginning of 2000. After significant improvement in operating performance at the two remaining locations, management reversed its decision to not renew the lease on one location and in 2000 reversed its decision to close the other restaurant.

    In accordance with the Company's continuing strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a store closure and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs. In addition, during the fourth quarter the Company wrote down the assets of another restaurant, as its lease expired in 2000, recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than the previously estimated costs.

    During the second quarter of 2000, the Company reversed its decision to close the remaining restaurant identified for closure in 1998 based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. The Company also made the decision to close its last remaining restaurant in Houston due to continued poor performance. In addition, the Company recorded an asset impairment expense of $171,000 for one under-performing restaurant. The Company also recorded a lease termination charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.

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

    Extensive Food Selection.  The restaurant's broad selection of food offerings is designed to appeal to a wide range of guests. Each restaurant features a selection of specialty salads daily, prepared from recipes developed by the Company, as well as salad ingredients and a variety of dressings that allow guests to create their own salads. Each restaurant also offers a selection of delicious freshly-prepared soups, hot pasta with a variety of signature sauces, pizza, hot breads, muffins and other bakery goods, baked potatoes, fruits, frozen yogurt and other desserts. Rotisserie chicken and side dishes are served in Texas and selected rural California locations.

    Excellent Price/Value Relationship.  The Company believes its pricing strategy, for offering unlimited servings, is an excellent price/value alternative to other casual dining restaurants. Discounts are provided for young children and senior citizens through the Company's Masters Club™.

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

Restaurant Economics

    For the 53 weeks ended December 31, 2000, the 46 Fresh Choice and Zoopa restaurants open throughout the entire period generated average net sales of approximately $1,651,000 and average cash flow, after occupancy expenses, of approximately $268,000 or 16.2% of net sales. During fiscal 2000 the Company did not open any new Fresh Choice or Zoopa restaurants. The Company opened the last two new Fresh Choice restaurants in Texas during fiscal 1998 at an average cash cost of $1,140,000, not including pre-opening expenses.

Concept and Menu

    Each Fresh Choice and Zoopa restaurant features a salad bar offering signature specialty tossed and prepared salads with an extensive choice of salad ingredients and dressings. All specialty tossed salads and specialty prepared salads are clearly marked, and low-fat and fat-free items are prominently identified. Throughout the day several crewmembers maintain the salad bar and replenish individual salads and ingredients from the opposite side of the salad bar, minimizing interference with guests. Separate exhibition-style arcades offer fresh soups, hot pasta dishes, pizza, baked potatoes, hot breads, muffins and other bakery goods, fresh fruits, frozen yogurt and other desserts. Rotisserie chicken and side dishes are served in Texas and selected rural California locations. During peak hours, each guest is escorted to his or her table. Each guest may obtain unlimited refills of all food dishes, soft drinks, lemonade, coffee and tea. The Company is also actively improving the aesthetic appeal of its restaurants by enhancing the merchandising of many of the fresh products used daily in the arcades to create a more inviting, warm, and visually abundant atmosphere.

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

    Pizza.  The restaurants offer three-cheese pizza fresh from the oven all day long. In addition low fat vegetarian, pepperoni or other topped pizzas may be offered.

    Muffins and Breads.  The restaurants offer a variety of muffins daily, including a low-fat muffin, selected from among its more than 70 muffin recipes. All muffins are baked in the exhibition bakery area and are replenished frequently to ensure warmth and freshness. The restaurants also offer a variety of freshly baked breads, including sourdough french bread, harvest bread and herbed bread sticks.

    Rotisserie Chicken (Texas and selected California locations only).  These restaurants offer a savory herb crusted rotisserie chicken served with a variety of side dishes including mashed red potatoes, stuffing and macaroni and cheese.

    Desserts.  The restaurants offer an assortment of desserts, including fresh fruits, tapioca, chocolate pudding, frozen yogurt, tasty cakes, and a triple chocolate decadence brownie.

    Beverages.  The restaurants offer an assortment of fruit juices, fresh lemonades and flavored iced teas. Fresh Choice also offers sodas and sparkling waters, and in most restaurants, beer and wine. Refills of juices, lemonade, soft drinks, coffee and tea are provided at no extra cost to our guests.

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

    The Company actively solicits guest input through several sources. In the restaurant, comment cards are prominently displayed in several areas and guests can also submit their comments via the Company's web site.

Restaurant Design

    The Company's restaurants utilize a 60-foot salad bar, with the cash registers placed at the end of the salad bar in most of the restaurants before the guest has access to the other food service areas. A few of the Company's restaurants have been designed so that the cash registers are positioned toward the front of the restaurant to provide guests with direct access to the various food service areas. The Company's last two new restaurants opened in Texas in 1998. These restaurants incorporate an open, colorful, fun, brighter, more inviting decor package and a more efficient layout. This new look has been incorporated into the Company's recently completed remodel program.

    The Company's restaurants range from 4,800 to 10,000 square feet, seating from 108 to 308 guests. The Company's average Fresh Choice restaurant is approximately 6,912 square feet and seats approximately 229 guests. Many of the Company's restaurants provide limited outdoor seating. The flexible design of the restaurants enables the Company to take advantage of a broad range of available sites.

Remodeling

    Remodeling is an integral part of the Company's strategic plan. Restaurants typically require remodeling every five to seven years. The Company has incorporated many of the design elements of its Zoopa restaurants into its remodeling plans. Twenty-two (22) restaurants were remodeled and three previously remodeled restaurants received the new salad bar top in 2000. The Company invested approximately $1,700,000 in these remodels in 2000. The remodeling of these restaurants completed the Company's remodel program.

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

Expansion Strategy

    The Company did not open any new Fresh Choice or Zoopa restaurants in 2000 or 1999 and currently plans to open three additional Fresh Choice restaurants in 2001. In 2000, the Company opened its second test Fresh Choice Express unit in Texas and a third test location opened in Texas at the beginning of 2001. The Fresh Choice Express is designed for office buildings and other high traffic captive locations utilizing our local restaurants for much of the prep work, thus keeping capital and operating costs down. Further expansion of the Fresh Choice Express concept will be based upon an evaluation of the results in these test locations. In addition, the Company frequently reviews the operating performance and profitability of its restaurants, and, to the extent they do not meet expectations for operating performance, restaurants will be evaluated for possible closure.

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

    The Company intends to maximize exposure within its target market with a consistent program of high impact, four color, broad reaching mediums such as freestanding inserts in key newspapers. These tactics are designed to leverage both the high level of brand awareness and build a positive identifiable perception of Fresh Choice and Zoopa in the mind of the consumer. Additionally, by consistently providing a positive dining experience, the Company believes it benefits from significant word-of-mouth advertising.

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

    Training and Support.  The Company believes that its training programs have been successful in developing commitment to the Company, a consistent level of execution, and high-quality guest service. Upon joining Fresh Choice, each restaurant manager participates in a training course that covers all aspects of restaurant operations and develops management skills. New managers also attend Fresh Choice University within the first three months of joining Fresh Choice. All crewmembers are instructed through a combination of written materials and hands-on training prior to their performance being validated by a certified trainer and restaurant management. In addition, the Company creates and facilitates management and hourly crewmember workshops that apply to and support the Company's current goals and objectives.

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

Employees

    As of March 7, 2001, the Company had approximately 1,876 crewmembers. These included approximately 1,673 hourly restaurant crewmembers, of whom approximately 1,015 were part-time crewmembers, approximately 156 full-time restaurant managers and trainees and approximately 47 full-time corporate management and staff. None of the Company's crewmembers is represented by a labor union. The Company believes that its employee relations are excellent.

Executive Officers of the Registrant

    The executive officers of the Company as of March 7, 2001 are as follows:

Name	Age	Position
Everett F. Jefferson	62	President, Chief Executive Officer and Director
David E. Pertl	48	Senior Vice President and Chief Financial Officer
Tim G. O'Shea	53	Senior Vice President, Marketing
Joan M. Miller	49	Senior Vice President, Human Resources
Tina E. Freedman	40	Senior Vice President, Product Development and Purchasing
Steven A. Adkins	35	Senior Vice President, Operations

    Mr. Jefferson was elected President and Chief Executive Officer and a director of the Company in February 1997. Mr. Jefferson has an extensive background in restaurant operations. From June 1996 to February 1997 Mr. Jefferson was an independent consultant. From June 1993 to June 1996 Mr. Jefferson was President and Chief Executive Officer of Cucina Holding, Inc., the operator of Java City coffee and bakery. From March 1990 to June 1993 he was an independent consultant and independent restaurant operator. From May 1987 to March 1990 he was President and Chief Executive Officer of Skipper's, Inc. From May 1986 to April 1987 he was President of Kings Table, Inc. Earlier in his career Mr. Jefferson was with Pizza Hut, Inc. for five years including three years as Senior Vice President of Operations and was with Saga Corporation for ten years including two years as Regional Director of the Southeast and Caribbean.

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

    Operating Losses and Historical Declines in Comparable Store Sales.  The Company's profitability began to decline in the second half of 1994. In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996. The Company reported a modest profit in 1997 but again incurred an operating loss in 1998. The Company reported a profit for both 1999 and 2000. There can be no assurance that the Company will continue to be profitable over the long or short term.

    Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines. Comparable store sales continued to decline in each quarter through the end of 1998. The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively. During 1999 and 2000, the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% and 7.3% for fiscal years 1999 and 2000, respectively. There can be no assurance that comparable store sales will continue to improve.

    Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. While the Company intends to resume its expansion with three new Fresh Choice restaurants planned for 2001, there can be no assurance that these restaurants will be successful. The Company's ability to successfully implement an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company's control.

    The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the concept will be successful in regions outside of California, Texas and Washington where tastes and restaurant preferences may be different.

    Geographic Concentration.  As of March 7, 2001, 37 of the Company's 49 restaurants were located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may depress annual comparable store sales. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

    California Energy Crises.  California is in the midst of an energy crisis that could disrupt the Company's operations and increase the Company's expenses. In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts. If blackouts interrupt the power supply to Company restaurants, such restaurants would temporarily be unable to continue operations. Any such interruption in an individual Company restaurant's ability to continue operations would result in lost revenue. In addition, as a result of the energy crisis many of the electricity suppliers have raised their rates substantially. Because the Company has a large percentage of its restaurants in California, its operating costs will be affected by this increase in electricity prices. As a result, the Company's operating results are likely to be affected by the current California energy crisis.

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

    Seasonality and Quarterly Fluctuations.  The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. The fourth quarter of 2000 included 17 weeks. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and net income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Comparable store sales, which had been negative for four consecutive years through fiscal year 1998, may again turn negative.

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

    Ability to Obtain Additional Financing.  The Company intends to resume restaurant expansion in 2001. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available loan and security agreement. However, the Company may seek additional financing to provide greater flexibility toward improving its operating performance. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

    Control by Major Shareholder.  Crescent Real Estate Equities Limited Partnership ("Crescent") holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder. Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company's Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company's business activity. In addition, because the Company did not achieve a specified earnings target in 1998, the holders of Series A preferred stock would have the right to elect a majority of the Company's Board of Directors. These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock.

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

    The Company's restaurants range from 4,800 to 10,000 square feet seating from 108 to 308 guests. Many of the Company's restaurants provide limited outdoor seating.

    Restaurant locations leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of ten to twenty years, with options to renew for additional periods, which range from five to fifteen years. Of the Company's current leases all, except seven, have remaining terms or renewal options extending more than five years following the date of this report. Of these seven, two expire in 2002, two in 2003 and three in 2004. The Company's management is currently negotiating to extend the leases expiring in 2002 and 2003. However, there can be no assurance that the Company will be able to extend these leases on favorable terms or at all. To the extent the Company is unable to extend these leases, or secure alternative locations on favorable terms, the Company's operating results would be adversely impacted.

    The Company currently leases a separate facility for its executive headquarters pursuant to a lease that expires July 31, 2010. The Company believes that such facility is adequate for its office space requirements through fiscal 2001. If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Stock Information.  Fresh Choice, Inc.'s common stock trades on The Nasdaq Stock Market® under the Symbol: SALD. At March 7, 2001, 5,834,021 shares were owned by 327 stockholders of record. The following are the Company's common stock high and low closing sales prices for the fiscal years 1999 and 2000:

1999	High	Low
First Quarter	2 3/4	1 34/64
Second Quarter	2 7/8	2
Third Quarter	2 3/4	1 7/8
Fourth Quarter	2 1/4	1 5/8
2000	High	Low
First Quarter	6 1/8	2 1/8
Second Quarter	5 3/8	2 1/8
Third Quarter	3 9/16	2 5/16
Fourth Quarter	2 7/8	1 5/8

    Fresh Choice, Inc. had its initial public offering on December 9, 1992 at a price of $13.00. Fresh Choice, Inc. had a follow-on public offering on July 15, 1993 at a price of $25.00.

    The Company has not paid cash dividends on its common stock, and presently intends to continue this policy in order to retain its earnings for the development of the Company's business. In addition, the Company's current loan and security agreement prohibits the payment of dividends.

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

Item 6. SELECTED FINANCIAL DATA.

    A five-year summary of selected financial data follows:

	December 31, 2000		December 26, 1999		December 27, 1998	December 28, 1997	December 29, 1996
	(Dollars in thousands, except per share amounts)
Net sales	$77,963		$74,071		$73,887	$72,978	$76,691
Operating income (loss)	1,997		679		(6,199)	219	(1,818)
Net income (loss)	1,675		185		(6,443)	333	(2,001)
Basic net income (loss) per share	0.29		0.03		(1.13)	0.06	(0.36)
Diluted net income (loss) per share	0.24		0.03		(1.13)	0.05	(0.36)
Total assets	32,159		31,857		33,205	35,608	37,166
Working capital (deficiency)	(2,908)		(3,822)		(7,201)	(3,830)	(2,726)
Long-term debt and capital lease obligations, including current portion	2,405		3,242		1,647	118	208
Stockholders' equity	$22,001		$20,212		$19,946	$26,318	$25,916
Number of restaurants open at end of year	48	**	50	*	51	53	48

*
Includes one Fresh Choice Express restaurant

**
Includes two Fresh Choice Express restaurants

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business—Business Risks."

RESULTS OF OPERATIONS

    Fresh Choice, Inc. operates limited-service restaurants offering high quality, freshly made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen yogurt and other desserts. The Company operated 48 restaurants at December 31, 2000, 50 restaurants at December 26, 1999, and 51 restaurants at December 27, 1998. The Company's fiscal year ends on the last Sunday in December. Fiscal year 2000 contained 53 weeks while fiscal years 1999 and 1998 each contained 52 weeks.

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

    During 1997, the Company successfully introduced a number of cost control programs, which resulted in the Company reporting a profit of $333,000 in 1997. The Company closed no additional restaurants in 1997 but identified one restaurant for closure at the end of its lease term in 1998. The restaurant closed in 1998 with no material financial impact.

    In the fourth quarter of 1998, the Company announced a plan, which provided for the closure of four previously impaired restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. The Company recorded a $3,710,000 store closure and asset impairment charge in connection with the plan which was implemented in response to the continued poor operating performance of the four previously-impaired restaurants, the cannibalization of sales resulting from over-building in the Company's core Northern California market and lower-than-anticipated sales at certain new restaurants. The Company closed three of these restaurants in 1998 and another at the beginning of 2000. After significant improvement in operating performance at the two remaining locations, management reversed its decision to not renew the lease on one location and in 2000 reversed its decision to close the other restaurant.

    During 1999, the Company reported four consecutive quarters of comparable store sales growth. This sales growth, along with the continued management of costs, resulted in the Company reporting a profit of $185,000 in 1999. The Company closed two restaurants in 1999. In accordance with the Company's strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a store closure and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of another restaurant, received cash proceeds of $692,000 and recorded a gain of $452,000. In addition, during the fourth quarter, the Company wrote down the assets of another restaurant whose lease expired in 2000, recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than previously estimated costs.

    During 2000, the Company again reported four consecutive quarters of comparable store sales growth. Through December 31, 2000 the Company has had eight consecutive quarters of comparable store sales growth. This sales growth, along with the continued management of costs, resulted in the Company reporting a profit of $1,675,000 in 2000. The Company closed three restaurants in 2000. The Company closed one restaurant in accordance with the plan announced in 1998 at the beginning of 2000. During the second quarter of 2000, the Company reversed its decision to close the remaining restaurant identified for closure in 1998 based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. The Company also made the decision to close its last remaining restaurant in Houston due to continued poor performance. In addition, the Company recorded an asset impairment expense of $171,000 for one under-performing restaurant. The Company also recorded a lease termination charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.

    The following table presents the components of average operating income on a per restaurant basis; based on the average number of Fresh Choice restaurants open during the year (the Company's Fresh Choice Express restaurants are excluded):

	2000		1999		1998
	(Dollars in thousands)
NET SALES	$1,637	100.0%	$1,468	100.0%	$1,393	100.0%

COSTS AND EXPENSES:
Cost of sales	389	23.7	359	24.5	364	26.2
Restaurant operating expenses:
Labor	515	31.5	476	32.4	459	32.9
Occupancy and other	473	28.9	441	30.1	443	31.8
Depreciation and amortization	77	4.7	71	4.8	71	5.1

Total costs and expenses	1,454	88.8	1,347	91.8	1,337	96.0

RESTAURANT OPERATING INCOME	$183	11.2%	$121	8.2%	$56	4.0%

Average Fresh Choice restaurants open	47.1		50.3		53.0

    The following table sets forth items in the Company's statements of operations as a percentage of sales:

	2000		1999		1998
	(Dollars in thousands)
NET SALES	$77,963	100.0%	$74,071	100.0%	$73,887	100.0%

COSTS AND EXPENSES:
Cost of sales	18,615	23.9	18,131	24.5	19,322	26.2
Restaurant operating expenses:
Labor	24,587	31.5	24,051	32.5	24,345	32.9
Occupancy and other	22,462	28.8	22,220	30.0	23,503	31.8
Depreciation and amortization	3,703	4.8	3,539	4.8	3,739	5.1
General and administrative expenses	6,271	8.0	5,445	7.3	5,467	7.4
Gain on sale of property and equipment	–	–	(452)	(0.6)	–	–
Store closure and asset impairment expenses	328	0.4	458	0.6	3,710	5.0

Total costs and expenses	75,966	97.4	73,392	99.1	80,086	108.4

OPERATING INCOME (LOSS)	1,997	2.6	679	0.9	(6,199)	(8.4)
Interest income	185	0.2	82	0.1	12	–
Interest expense	(461)	(0.6)	(506)	(0.7)	(256)	(0.3)

Interest expense, net	(276)	(0.4)	(424)	(0.6)	(244)	(0.3)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,721	2.2	255	0.3	(6,443)	(8.7)
Provision for income taxes	46	0.1	–	–	–	–

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,675	2.1	255	0.3	(6,443)	(8.7)
Cumulative effect of change in accounting principle—adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities"	–	–	(70)	(0.1)	–	–

NET INCOME (LOSS)	$1,675	2.1%	$185	0.2%	$(6,443)	(8.7)%

    Net sales.  In 2000, net sales increased $3.9 million, or 5.3%, to $78.0 million. Sales increased $6.4 million at the Company's 46 restaurants open in both 2000 and 1999. The five restaurants closed in 1999 and 2000 accounted for a $3.2 million decline in sales. The Fresh Choice Express restaurants opened in 1999 and 2000 contributed $0.7 million to the net sales increase.

    In 1999, net sales increased $0.2 million, or 0.1%, to $74.1 million. Sales increased $2.1 million at the Company's 48 restaurants open in both 1999 and 1998. The six restaurants closed in 1998 and 1999 accounted for a $2.7 million decline in sales. One new restaurant opened in 1998 and one Fresh Choice Express opened in 1999, which contributed $0.8 million to net sales.

    The Company utilizes an 18-month basis for reporting comparable store sales which management believes represents a more realistic indication of the base business trends. On this basis, comparable store sales increased 7.3% in 2000 (excluding the extra week of sales) following an increase of 3.5% in 1999 and a decrease of 4.8% in 1998. Comparable store guest counts increased 7.9% in 2000 following declines of 1.9% in 1999 and 6.1% in 1998.

    The comparable store average check decreased 0.5% in 2000 reflecting increased coupon redemptions and increased 5.5% and 1.4% in 1999 and 1998, respectively, primarily reflecting price increases in response to federal and state-mandated increases in the minimum wage and other cost increases.

    Cost of sales.  Cost of sales (food and beverage costs) were 23.9%, 24.5% and 26.2% of net sales in 2000, 1999 and 1998, respectively. Food and beverage costs declined as a percentage of sales each year due to the combined effect of controlling food cost per guest and increases in the average check in 1999 and 1998. In addition, food costs benefited from the Company's food program which manages cost through an efficient product rotation while maintaining a quality menu offering to the guest. Cost efficiencies experienced with new products and production methods also contributed to lower food costs.

    Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 60.3%, 62.5% and 64.7%, of net sales in 2000, 1999 and 1998, respectively. In 2000, labor was 1.0% of sales lower than 1999, despite average wage increases, due to increased sales as well as labor savings from improved food production and scheduling methods. In 1999, the fixed cost portion of labor became lower as a percentage of sales, despite average wage increases, due to a higher average check. In addition, labor costs benefited from labor savings resulting from improved production methods. As a result, labor costs in 1999 were 0.4% of sales lower than in 1998. Occupancy and other costs in 2000 were 1.2% of sales lower than 1999 due primarily to the higher average sales. In 1999, occupancy and other costs were 1.8% of sales lower than 1998 primarily due to the impact of the higher average check and lower food promotion costs.

    Depreciation and Amortization.  Depreciation and amortization expenses were 4.8%, 4.8% and 5.1% of sales in 2000, 1999 and 1998, respectively. 2000 was flat with 1999, despite the higher average sales, due to the higher expenses resulting primarily from the remodeling program. The 1999 decrease is primarily the result of a decline in amortization of start-up costs and higher average store sales.

    General and Administrative Expenses.  General and administrative expenses were 8.0%, 7.3% and 7.4% of sales in 2000, 1999 and 1998, respectively. General and administrative expenses increased $826,000 in 2000 primarily due to the extra week of salary and expenses, increased accruals for expected incentive payouts, costs to relocate the Company's headquarters and increased legal and litigation expenses. Continued controls over spending and staffing contributed to a $22,000 decline in general and administrative expenses in 1999.

    Gain on Sale of Property and Equipment.  In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of one restaurant in the third quarter of 1999. The Company received cash proceeds of $692,000 and recorded a gain of $452,000 in 1999.

    Store Closure and Asset Impairment Expenses.  In the fourth quarter of 1998, the Company recorded a store closure and asset impairment charge for the closure of four restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. In 1998, the Company recorded a $3,710,000 store closure and asset impairment charge which consisted of (1) a $2,415,000 non-cash charge for the write-down of restaurant assets to fair market value of which $725,000 related to the six restaurants identified for closure and $1,690,000 related to the write-down of restaurant assets to fair market value for two other restaurants and (2) a $1,295,000 charge for the estimated cash costs associated with restaurant closures and settlement of lease obligations. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

    In 1998, the Company closed three restaurants identified for closure and negotiated cash payments to settle the lease obligations. The Company closed another restaurant, whose lease expired, at the beginning of 2000. After significant improvement in operating performance at the two remaining locations, management reversed its decision to not renew the lease on one location and in 2000 reversed its decision to close the other restaurant.

    In 1999, in accordance with the Company's strategy to dispose of underperforming restaurants, the Company closed a previously impaired restaurant in the third quarter and recorded a $443,000 store closure and asset impairment charge which consisted of a $27,000 non-cash charge for the write down of assets to fair value and a $416,000 charge for the estimated cash costs associated with the restaurant closure and settlement of lease obligations. In addition, during the fourth quarter, the Company wrote down the assets on another restaurant whose lease expired in 2000 recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than the previously estimated costs. The impairment charge for the restaurant closed at the end of its lease in 2000 was determined based on the expected cash flows over the remaining lease term, as compared to the net book value of the restaurant assets at the time the Company determined this lease would not be renewed.

    In 2000, the Company reversed its decision to close one restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve of $395,000 provided for the restaurant. In addition, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance and recorded a non-cash charge of $5,000 for the write-down of assets to fair value and a $206,000 charge for the cash costs associated with the restaurant closure and settlement of the lease obligation. In addition, the Company recorded a charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996. This was the only restaurant remaining in which the Company had assigned the lease but was not relieved of its liability in the event of a default. The assignee closed the restaurant in late 2000 and the landlord looked to Fresh Choice for performance under the lease. Fresh Choice did not believe it was economically feasible to take over operations of the restaurant and believed the best long-term solution was the buyout and termination of the lease. The Company also recorded a charge of $9,000 resulting from the settlement of restaurant closures for more than the previously estimated costs. In addition, the Company recorded an asset impairment expense of $171,000 for one under-performing restaurant. The impairment charge for this restaurant was determined based on the expected cash flows over the remaining lease term, as compared to the net book value of the restaurant assets.

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

    Of the twenty restaurants closed by the Company, nine restaurants were outside the Company's core California market. Three closed restaurants, including two restaurants which were sold, were in the Washington, D.C. market. Four closed restaurants were in Texas, two in Dallas and two in Houston. Two closed restaurants were in the greater Seattle, Washington market area. The Company had opened one of the closed restaurants in 1998, one in 1997, four in 1995, nine in 1994, one in 1993, two in 1992, one in 1989 and one in 1988.

    Interest Income.  Interest income was $185,000 in 2000, $82,000 in 1999 and $12,000 in 1998. In 2000 and 1999, the Company received increased interest income from higher cash balances in its bank accounts.

    Interest Expense.  Interest expense was $461,000 in 2000, $506,000 in 1999 and $256,000 in 1998. Interest expense consisted primarily of fees and interest related to the Company's long-term borrowings in 2000 and 1999 and capital lease obligations for equipment leases. Interest expense increased in 1999 primarily due to long-term borrowings under the Company's new loan and security agreement and additional capital lease obligations.

    Provision for Income Taxes.  The Company recorded an income tax provision for 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2000 net income being subject to alternative minimum tax. In 1999, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income. The Company recorded no net tax benefit from its operating losses in 1998 due to valuation allowances against its net deferred tax assets. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

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

QUARTERLY INFORMATION

    The following table sets forth certain quarterly results of operations for 2000 and 1999:

	Year Ended December 31, 2000				Year Ended December 26, 1999
	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 17 Weeks	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks
	(In thousands, except per share amounts and restaurant data)
Net sales	$17,127	$18,184	$18,830	$23,822	$16,791	$17,141	$18,446	$21,693
Operating income (loss)	336	624	1,112	(75)	(258)	236	895	(194)
Net income (loss)	255	547	1,033	(160)	(423)	136	802	(330)
Net income (loss) per share:
Basic*	$0.04	$0.09	$0.18	$(0.03)	$(0.06)	$0.02	$0.14	$(0.06)
Diluted*	$0.04	$0.08	$0.15	$(0.03)	$(0.06)	$0.02	$0.12	$(0.06)
Shares used in computing per share amounts:
Basic	5,763	5,770	5,794	5,804	5,719	5,723	5,742	5,747
Diluted	7,101	7,184	7,087	5,804	5,719	6,930	6,944	5,747
Number of restaurants open open at end of quarter	49	50	48	48	51	51	51	50

*
The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year

    The Company's restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and restaurant operating income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and by restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. The fourth quarter of 2000 included 17 weeks. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales and income can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Because of prior year operating losses, restaurant closures, the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter cannot be relied upon as indicative of the results that may be achieved for a full fiscal year.

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

    The Company has a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001. During 2000, the Company paid $300,000 of principal borrowed on a $1,500,000 term loan converted under the Agreement on December 29, 1999. In addition, the Company borrowed and repaid $500,000 during the first quarter under the terms of the Agreement. On December 31, 2000, the Company had $1,200,000 of long-term debt borrowed under the terms of the Agreement, of which the entire amount was included in the current portion of long-term obligations as the Agreement expires on December 29, 2001. As of December 31, 2000, the Company had an additional $1,450,000 available for borrowing under the terms of the Agreement. The Company intends to refinance the balance on this loan with another financial institution when the Agreement expires.

    Borrowings under the Agreement initially bear interest at the prime rate (9.5% at December 31, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. The $1,500,000 term loan converted under the Agreement on December 29, 1999 is payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

    The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness. The Agreement also requires approval before paying dividends and limits the Company's fixed asset acquisitions based on its operating cash flows.

    Long-term debt at December 31, 2000 also included $1,089,000 of capital lease obligations, of which $604,000 was included in the current portion of long-term obligations, and a $116,000 note for site construction costs.

    Operating activities for 2000 provided $4,460,000 of cash flows. During the same period, the Company invested $3,735,000 in property and equipment, including the remodeling of twenty-two restaurants, which completed its remodeling program. In addition, at the beginning of the second quarter of fiscal 2000, the Company opened its second Fresh Choice Express test location and opened a third test location in the first quarter of 2001.

    The store closure reserve of $364,000 at December 31, 2000 consisted of the $32,000 remaining cash payments to be made on an agreement to settle the lease obligation on a restaurant closed in 2000 and the $332,000 of cash payments to be made for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.

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

    The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company currently has signed leases for two new Fresh Choice restaurants in its core Northern California market, which are expected to open in 2001. The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, and expects to open a minimum of three new Fresh Choice restaurants in 2001. In addition, the Company is seeking an additional Fresh Choice Express test location in Texas. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company's ability to obtain funds. See "Business Risks" included herein. The Company believes its operating cash requirements and fiscal 2001 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements. The Company may continue to seek additional debt or equity financing to provide greater flexibility toward improving its operating performance and resuming restaurant expansion.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement for its fiscal year beginning January 1, 2001. The Company does not believe that adoption of this statement will impact the Company's consolidated financial position, results of operations or cash flows.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at December 31, 2000, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's financial statements as of December 31, 2000 and December 26, 1999 and for each of the three fiscal years in the period ended December 31, 2000, and the Independent Auditors' Report, are included in the report as listed on Page 26 of this Report, Item 14(a).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    There is incorporated by reference the information relating to ownership of equity securities of the Company by certain beneficial owners and management set forth under the caption "General Information—Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

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

  3.
  Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report. Exhibit Nos. 10.2, 10.3, 10.26, 10.27, 10.28, 10.34, 10.37, 10.39, 10.40 10.41 and 10.42 are management contracts or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

  (b)
  Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

Fresh Choice, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share amounts)

	December 31, 2000	December 26, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,918	$2,458
Receivables	239	186
Inventories	478	555
Prepaid expenses and other current assets	1,253	479

Total current assets	4,888	3,678
PROPERTY AND EQUIPMENT, net	26,529	27,231
LEASE ACQUISITION COSTS, net	220	332
DEPOSITS AND OTHER ASSETS	522	616

TOTAL ASSETS	$32,159	$31,857

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,019	$2,317
Accrued salaries and wages	1,200	1,459
Sales tax payable	631	510
Other accrued expenses	1,777	1,844
Store closure reserve	364	570
Current portion of long-term obligations	1,805	800

Total current liabilities	7,796	7,500
CAPITAL LEASE OBLIGATIONS	485	1,126
LONG-TERM DEBT	115	1,316
OTHER LONG-TERM LIABILITIES	1,762	1,703

Total liabilities	10,158	11,645

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)
STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2000 and 1999—1,187,906	5,175	5,175
Common stock, $.001 par value; 15 million shares authorized; shares outstanding: 2000—5,833,282; 1999—5,762,444	42,405	42,291
Accumulated deficit	(25,579)	(27,254)

Total stockholders' equity	22,001	20,212

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,159	$31,857

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2000	December 26, 1999	December 27, 1998
NET SALES	$77,963	$74,071	$73,887
COSTS AND EXPENSES:
Cost of sales	18,615	18,131	19,322
Restaurant operating expenses:
Labor	24,587	24,051	24,345
Occupancy and other	22,462	22,220	23,503
Depreciation and amortization	3,703	3,539	3,739
General and administrative expenses	6,271	5,445	5,467
Gain on sale of property and equipment	–	(452)	–
Store closure and asset impairment expenses	328	458	3,710

Total costs and expenses	75,966	73,392	80,086

OPERATING INCOME (LOSS)	1,997	679	(6,199)
Interest income	185	82	12
Interest expense	(461)	(506)	(256)

Interest expense, net	(276)	(424)	(244)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,721	255	(6,443)
Provision for income taxes	46	–	–

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,675	255	(6,443)
Cumulative effect of change in accounting principle—adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities"	–	(70)	–

NET INCOME (LOSS)	$1,675	$185	$(6,443)

Basic net income (loss) per common share before cumulative effect of change in accounting principle	$0.29	$0.04	$(1.13)
Cumulative effect of change in accounting principle	–	(0.01)	–

Basic net income (loss) per common share	$0.29	$0.03	$(1.13)

Shares used in computing basic per share amounts	5,785	5,734	5,692

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.24	$0.04	$(1.13)
Cumulative effect of change in accounting principle	–	(0.01)	–

Diluted net income (loss) per common share	$0.24	$0.03	$(1.13)

Shares used in computing diluted per share amounts	7,094	6,937	5,692

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Convertible Preferred Stock
			Common Stock
					Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES—December 28, 1997	1,187,906	$5,175	5,682,193	$42,139	$(20,996)	$26,318
Exercise of stock options	–	–	3,654	1	–	1
Sales of common stock under employee stock purchase plan	–	–	33,000	64	–	64
Issuance of stock options for consulting services	–	–	–	6	–	6
Net loss	–	–	–	–	(6,443)	(6,443)

BALANCES—December 27, 1998	1,187,906	5,175	5,718,847	42,210	(27,439)	19,946
Exercise of stock options	–	–	734	1	–	1
Sales of common stock under employee stock purchase plan	–	–	42,863	56	–	56
Issuance of stock options for consulting services	–	–	–	24	–	24
Net income	–	–	–	–	185	185

BALANCES—December 26, 1999	1,187,906	5,175	5,762,444	42,291	(27,254)	20,212
Exercise of stock options	–	–	462	–	–	–
Sales of common stock under employee stock purchase plan	–	–	70,376	99	–	99
Issuance of stock options for consulting services	–	–	–	15	–	15
Net income	–	–	–	–	1,675	1,675

BALANCES—December 31, 2000	1,187,906	$5,175	5,833,282	$42,405	$(25,579)	$22,001

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 31, 2000	December 26, 1999	December 27, 1998
OPERATING ACTIVITIES:
Net income (loss)	$1,675	$185	$(6,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,991	3,830	3,945
Cumulative effect of change in accounting principle—adoption of SOP 98-5	–	70	–
Store closure and asset impairment expenses	139	158	3,672
Issuance of common stock for consulting services	15	24	6
Loss (gain) on disposal of property	63	(412)	216
Deferred rent	59	61	139
Change in operating assets and liabilities:
Receivables	(53)	(60)	(2)
Inventories	(10)	(87)	(110)
Pre-opening costs	–	–	(108)
Prepaid expenses and other current assets	(774)	23	28
Accounts payable	(298)	(1,006)	1,053
Accrued salaries and wages	(259)	124	49
Other accrued expenses	54	(516)	(355)
Store closure reserve	(142)	(646)	(721)

Net cash provided by operating activities	4,460	1,748	1,369

INVESTING ACTIVITIES:
Capital expenditures	(3,735)	(2,195)	(4,732)
Proceeds from sale of property & equipment	438	692	–
Deposits and other assets	35	(114)	29

Net cash used in investing activities	(3,262)	(1,617)	(4,703)

FINANCING ACTIVITIES:
Common stock sales	99	57	65
Long-term debt—borrowings	–	1,500	–
Long-term debt—repayments	(301)	(1)	(1)
Line of credit—borrowings (repayments), net	–	(1,155)	1,155
Capital lease obligations—borrowings	–	514	1,770
Capital lease obligations—repayments	(536)	(418)	(240)

Net cash provided by (used in) financing activities	(738)	497	2,749

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	460	628	(585)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,458	1,830	2,415

End of year	$2,918	$2,458	$1,830

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$390	$431	$178

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended December 31, 2000, December 26, 1999, and December 27, 1998

1. Organization and Significant Accounting Policies

    Description of business.  Fresh Choice, Inc. (the "Company") is incorporated in Delaware and operates in one segment consisting of limited-service restaurants, under the names Fresh Choice, Fresh Choice Express and Zoopa, offering freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh bread and muffins, frozen yogurt and other desserts. The Company operated 48 restaurants at December 31, 2000 including two Fresh Choice Express restaurants, 50 restaurants at December 26, 1999 including one Fresh Choice Express and 51 restaurants at December 27, 1998.

    Basis of presentation.  The consolidated financial statements include the accounts of the Company and Moffett Design Corporation, a wholly-owned subsidiary, after elimination of intercompany transactions and balances. The Company's fiscal year ends on the last Sunday in December. Fiscal year 2000 contained 53 weeks and fiscal years 1999 and 1998 each contained 52 weeks.

    Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such management estimates include the store closure reserve, the valuation allowance for deferred income taxes, and certain other accrued expenses. Actual results could differ from those estimates.

    Cash and cash equivalents.  The Company considers all highly liquid debt instruments with a maturity of three months or less, when purchased, to be cash equivalents.

    Fair value of financial instruments.  The Company believes that the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and long-term debt borrowings approximated fair values at December 31, 2000.

    Concentrations.  Financial instruments which potentially subject the Company to concentration risk principally consist of cash and cash equivalents. The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions.

    The Company has geographic concentration risk as thirty-seven of the Company's forty-eight restaurants are located in California primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.

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

    Recently Issued Accounting Standards.  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement for its fiscal year beginning January 1, 2001. The Company does not believe that adoption of this statement will impact the Company's consolidated financial position, results of operations or cash flows.

2. Store Closure and Asset Impairment

    1998 Store Closure Reserve.  In 1998, the Company recorded a $3,710,000 store closure and asset impairment charge which consisted of (1) a $2,415,000 non-cash charge for the write-down of restaurant assets to fair market value of which $725,000 related to the six restaurants identified for closure and $1,690,000 related to the write-down of restaurant assets to fair market value for two other restaurants and (2) a $1,295,000 charge for the estimated cash costs associated with restaurant closures and settlement of lease obligations. Fair value for the write-down of assets at restaurants was estimated based on the present value of expected future cash flows.

    In 1998, the Company closed three of the four restaurants identified for closure and negotiated cash settlement terms for the lease obligations. The Company closed three of these restaurants in 1998 and another at the beginning of 2000. After significant improvement in operating performance at the two remaining locations, management reversed its decision to not renew the lease on one location and in 2000 reversed its decision to close the other restaurant.

    1999 Store Closure Reserve.  In 1999, in accordance with the Company's strategy to dispose of underperforming restaurants, the Company closed a previously impaired restaurant and recorded a $443,000 store closure and asset impairment charge which consisted of a $27,000 non-cash charge for the write down of assets to fair value and a $416,000 charge for the estimated cash costs associated with the restaurant closure and settlement of lease obligations. In addition, during 1999, the Company wrote down the assets on another restaurant whose lease expires in 2000 recording a non-cash charge of $172,000. The Company also reversed $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than previously estimated costs.

    2000 Store Closure Reserve.  In 2000, the Company reversed its decision to close one restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve of $395,000 provided for the restaurant. In addition, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance and recorded a non-cash charge of $5,000 for the write-down of assets to fair value and a $206,000 charge for the cash costs associated with the restaurant closure and settlement of the lease obligation. The Company also recorded a lease termination charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company had sold in 1996. The Company also recorded a charge of $9,000 resulting from the settlement of restaurant closures for more than the previously estimated costs. In addition, the Company recorded an asset impairment expense of $171,000 for one under-performing restaurant. The impairment charge for this restaurant was determined based on the expected cash flows over the remaining lease term, as compared to the net book value of the restaurant assets.

    The following table sets forth the Company's store closure reserve and asset impairment charge as of and for the years ended December 31, 2000, December 26, 1999 and December 27, 1998:

	Provided in 1998	Utilized in 1998	Balance 1998	Provided (Reversed) in 1999	Utilized in 1999	Balance 1999	Provided (Reversed) in 2000	Utilized in 2000	Balance 2000
	(In thousands)
1998 Reserve:
Restaurant closures:
Non-cash write-down of restaurant assets to estimate fair value and other related costs	$725	$(725)	$–	$–	$–	$–	$–	$–	$–
Estimated cash costs associated with restaurant closures and settlement of lease obligations	1,295	(38)	1,257	(157)	(670)	430	(428)	(2)	–
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	1,690	(1,690)	–	–	–	–	–	–	–

1998 Reserve	3,710	(2,453)	1,257	(157)	(670)	430	(428)	(2)	–

1999 Reserve:
Restaurant closures:
Non-cash write-down of restaurant assets to estimate fair value and other related costs	–	–	–	27	(27)	–	–	–	–
Estimated cash costs associated with restaurant closures and settlement of lease obligations	–	–	–	416	(276)	140	–	(140)	–
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	–	–	–	172	(172)	–	–	–	–

1999 Reserve	–	–	–	615	(475)	140	–	(140)	–

2000 Reserve:
Restaurant closures:
Non-cash write-down of restaurant assets to estimate fair value and other related costs	–	–	–	–	–	–	32	(32)	–
Estimated cash costs associated with restaurant closures and settlement of lease obligations	–	–	–	–	–	–	553	(189)	364
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	–	–	–	–	–	–	171	(171)	–

2000 Reserve	–	–	–	–	–	–	756	(392)	364

Totals	$3,710	$(2,453)	$1,257	$458	$(1,145)	$570	$328	$(534)	$364

    The following table represents the results of operations for the restaurants closed in 2000, 1999 and 1998:

	2000	1999	1998
	(In thousands)
Net sales	$1,123	$4,297	$7,329
Cost of sales	313	1,106	2,014
Restaurant operating expenses:
Labor	448	1,702	3,048
Occupancy and other	346	1,403	2,727
Depreciation and amortization	43	192	444

Total costs and expenses	1,150	4,403	8,233

Operating loss	$(27)	$(106)	$(904)

3. Property and Equipment

    Property and equipment consists of:

	December 31, 2000	December 26, 1999
	(In thousands)
Land	$1,795	$1,795
Buildings and improvements	6,831	6,850
Leasehold improvements	17,526	16,763
Equipment	10,839	10,229
Equipment under capital leases	2,296	2,282
Furniture and fixtures	8,309	7,591
Construction in progress	534	247

Total property and equipment	48,130	45,757
Accumulated depreciation and amortization	(21,601)	(18,526)

Property and equipment, net	$26,529	$27,231

    Accumulated amortization of equipment leased under capital leases was $768,000 and $440,000 at December 31, 2000 and December 26, 1999, respectively.

4. Borrowing Arrangements

    Loan and Security Agreement.  During fiscal 1999, the Company entered into a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001. Under the terms of the Agreement, the Company may borrow up to $2,330,000 against the value of certain Company-owned real estate secured by deeds of trust and up to an additional $1,670,000 against the value of any of the Company's restaurant equipment in which the lender has established a first priority perfected security interest, subject to a maximum available borrowing against each restaurant. Borrowings under the Agreement initially bear interest at the prime rate (9.5% at December 31, 2000) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan. Outstanding borrowings on the first and second anniversaries of the Agreement convert into term loans which become payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate. All borrowings, including any term loans, are fully payable on December 29, 2001. Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest. The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

    At December 26, 1999, the Company had $1,500,000 of debt outstanding which converted, under the terms of the Agreement, to a term loan as described above. Accordingly, at December 26, 1999, $1,200,000 of the term loan was included in long-term debt and $300,000 was included in the current portion of long-term obligations. As the loan expires on December 29, 2001 the entire remaining balance of $1,200,000 at December 31, 2000 is classified as current. As of December 31, 2000, the Company had an additional $1,450,000 available for borrowing under the Agreement.

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

    Other Note Payable.  At December 31, 2000, the Company had a $116,000 promissory note included in long-term debt which is payable over 32 years, bears interest at 8% and is secured by property at one of the Company's restaurants. Payments are due approximately $1,000 per year through 2005 with the balance due thereafter.

    Current Portion of Long-Term Obligations.  The current portion of long-term obligations of $1,805,000 as of December 31, 2000 consists of $1,200,000 on a term loan as described above, $1,000 from other note payable and $604,000 due on capital leases as described in Note 7.

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

    During 1997, the Company granted non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, to an executive officer of the Company to purchase shares of common stock at $4.375 per share. These non-qualified options were outstanding as of December 27, 1998, December 26, 1999 and December 31, 2000 and are reflected in the summary of stock option activity below.

    A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—December 29, 1997 (149,808 exercisable at a weighted average price of $7.48)	597,006	$5.55
Options granted (weighted average fair value of $1.84)	234,913	$3.82
Options cancelled	(174,948)	$5.87
Options exercised	(3,654)	$0.28

Outstanding—December 27, 1998 (172,083 exercisable at a weighted average price of $6.65)	653,317	$4.87
Options granted (weighted average fair value of $0.70)	266,000	$1.92
Options cancelled	(81,027)	$4.21
Options exercised	(734)	$1.21

Outstanding—December 26, 1999 (269,033 exercisable at a weighted average price of $5.56)	837,556	$3.73
Options granted (weighted average fair value of $1.67)	186,750	$2.72
Options cancelled	(26,943)	$3.41
Options exercised	(462)	$0.83

Outstanding—December 31, 2000	996,901	$3.55

    Additional information regarding options outstanding as of December 31, 2000 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Contractual Life in Years
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.63 - $ 2.38	309,513	8.7	$1.86	85,442	$1.87
2.63 - 3.88	352,220	8.3	3.09	105,216	3.38
4.13 - 6.13	276,523	6.0	4.50	172,862	4.56
6.25 - 6.88	36,273	4.9	6.64	35,606	6.64
10.06 - 10.38	10,288	4.0	10.07	10,288	10.07
22.25 - 26.13	12,084	2.7	24.11	12,084	24.11

$ 1.63 - $26.13	996,901	7.5	$3.55	421,498	$4.59

    At December 31, 2000, 411,192 shares were available for future grants under the Plan.

    During 1998, the Company granted options to purchase 50,000 shares of common stock under the Plan at an exercise price of $3.375 pursuant to the terms of a consulting agreement with the Chairman of the Company's Board of Directors. The options vest over five years, and the Company measures expense quarterly based on the then current fair value of the options. In 2000, 1999 and 1998, the Company recorded $15,000, $24,000 and $6,000 in consulting expense related to these options.

    Stock Purchase Plan.  Under the Company's Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their base compensation, as defined, to purchase up to 329,600 shares of common stock at a price equal to 85% of the lower of the fair market value as of the beginning or end of each six-month offering period. Shares of common stock issued under the plan were 70,376, 42,863 and 33,000 shares in 2000, 1999 and 1998 at weighted average prices of $1.41, $2.34 and $1.91 per share, respectively. At December 31, 2000, 81,899 shares were available for issuance under the plan.

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

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, twelve months following vesting for officers and directors and six months following vesting for all other employees; stock volatility, 85.0% in 2000, 90.1% in 1999 and 57.1% in 1998; risk free interest rate, 6.3% in 2000, 5.5% in 1999 and 5.5% in 1998; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions: expected option life, six months, stock volatility, 81.0% in 2000, 70.0% in 1999 and 36.7% in 1998; risk-free rates, 5.0% in 2000, 4.9% in 1999 and 2.75% in 1998; and no dividends during the expected term.

    If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,256,000 ($.22 per share for basic and $.18 per share for diluted) in 2000, pro forma net loss would have been $158,000 ($.03 per share for basic and $.02 per share for diluted) in 1999 and pro forma net loss would have been $6,667,000 ($1.17 per share for both basic and diluted earnings per share) in 1998. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments.

    Other Stock Transactions.  At December 31, 2000, the Company had an outstanding warrant, issued in 1995 to outside consultants in connection with the Company's restructuring plan, to purchase 100,000 shares of its common stock at an exercise price of $6.875. The warrant expires in 2005.

    At December 26, 1999, the Company also had an outstanding warrant, issued in 1995 in connection with a bank line of credit, to purchase 37,500 shares of its common stock at an exercise price of $6.80. The warrant expired in 2000.

    The Company had an additional warrant outstanding under the terms of a preferred stock purchase agreement which expired in 1999 (see Note 6).

    Basic and Diluted Net Income (Loss) Per Common Share.  A reconciliation of the components of basic and diluted net income (loss) per common share follows:

	December 31, 2000	December 26, 1999	December 28, 1998
	(In thousands, except per share data)
Basic Net Income (Loss) Per Common Share
Net income (loss)	$1,675	$185	$(6,443)

Average common shares outstanding	5,785	5,734	5,692

Basic net income (loss) per common share before cumulative effect of change in accounting principle	$0.29	$0.04	$(1.13)
Cumulative effect of change in accounting principle	–	(0.01)	–

Basic net income (loss) per common share	$0.29	$0.03	$(1.13)

Diluted Net Income (Loss) Per Common Share
Net income (loss)	$1,675	$185	$(6,443)

Average common shares outstanding	5,785	5,734	5,692
Dilutive shares:
Stock options	122	16	–
Convertible preferred stock	1,187	1,187	–

Total shares and dilutive shares	7,094	6,937	5,692

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.24	$0.04	$(1.13)
Cumulative effect of change in accounting principle	–	(0.01)	–

Diluted net income (loss) per common share	$0.24	$0.03	$(1.13)

    The Company excluded certain potentially dilutive securities each year from its dilutive EPS computation because either the exercise price of the securities exceeded that average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive.

    A summary of the excluded potential dilutive securities as of the end of each fiscal year follows:

	December 31, 2000	December 26, 1999	December 28, 1998
	(In thousands)
Potential Dilutive Securities
Stock Options	598	767	653
Stock Warrants	100	138	732
Convertible Preferred Stock	–	–	1,188

Total	698	905	2,573

6. Convertible Preferred Stock

    At December 31, 2000 the Company had outstanding 1,187,906 shares of its Series B non-voting convertible preferred stock which it sold in 1996 at $4.63 per share to Crescent Real Estate Equities Limited Partnership ("Crescent") in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs). Under the terms of the preferred stock purchase agreement (the "Agreement"), Crescent and/or its assignees had an option to purchase up to 593,953 shares of Series C non-voting convertible preferred stock at a price of $6.00 per share during a period of three years which expired in 1999.

    The Series B non-voting convertible preferred stock converts, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting convertible preferred stock, Series B non-voting convertible preferred stock and Series C non-voting convertible preferred stock convert, at the holders' option, into common stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. The Company did not achieve a specified earnings target in 1998, which constituted an event of default under the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors. Such holder has notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

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

    At December 31, 2000, future minimum lease payments, including option periods for leases the Company intends to renew, under all noncancelable lease agreements are presented below:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending:
2001	$709	$7,645
2002	404	7,770
2003	123	7,281
2004	5	7,251
2005	–	6,811
Thereafter	–	83,167

Minimum lease payments	1,241	$119,925

Amount representing interest	(152)

Present value of minimum lease payments	1,089
Current portion	(604)

Capital lease obligations	$485

    The Company's rent expense is composed of minimum rental payments under operating lease agreements. Rent expense was $7,637,000 in 2000, $7,843,000 in 1999 and $8,004,000 in 1998. The Company was not required to pay contingent rental payments based upon a percentage of sales during 2000, 1999 and 1998.

    Deferred rent included in other long-term liabilities was $1,533,000 and $1,463,000 at December 31, 2000 and December 26, 1999, respectively.

    Deferred income included in other long-term liabilities was $229,000 and $247,000 at December 31, 2000 and December 26, 1999, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company's restaurants. The Company is amortizing the gain over the 20-year initial term of the lease.

    At December 31, 2000, the Company had no material commitments for the purchase of equipment and construction activities for new restaurant locations.

8. Income Taxes

    The provision for (benefit from) income taxes consists of:

	2000	1999	1998
	(In thousands)
Federal current	$34	$–	$–
State current	12	–	–

Total Current	46	–	–

Federal deferred	658	38	(2,178)
State deferred	576	16	(270)
Valuation allowance	(1,234)	(54)	2,448

Total deferred	–	–	–

Total	$46	$–	$–

    The deferred portion of the Company's tax provision reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recorded net deferred assets which consisted primarily of the tax benefit related to operating loss carryforwards and asset write-downs in connection with store closure reserves that are not deductible for tax purposes until the assets are disposed. Based on management's assessment that it is not deemed more likely than not that the deferred tax assets will be realized, the Company provided valuation allowances against its deferred net tax assets. The Company had valuation allowances of $11,259,000 and $12,493,000 at December 31, 2000 and December 26, 1999, respectively.

    The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	2000	1999	1998
Tax computed at federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal effect	12.9	16.6	(4.2)
Valuation allowance	(73.7)	(28.9)	38.0
Other	28.6	(22.7)	1.2

Effective tax rate	2.8%	–%	–%

    The components of the net deferred tax asset (liability) are as follows:

	December 31, 2000	December 26, 1999
	(In thousands)
Deferred tax assets (liabilities):
Tax basis depreciation and operating lease expenses	$(1,299)	$(1,082)
Restructuring expenses recognized in different periods	14	244
Net operating loss carryforwards	9,926	10,950
Accruals recognized in different periods	737	534
Alternative minimum tax credits	944	944
Deferred rent	657	623
Federal tax credits	280	280
Valuation allowance	(11,259)	(12,493)

Net deferred tax asset (liability)	$–	$–

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $26,741,000 and $9,434,000 for federal and state income tax purposes, respectively. These federal and state net operating loss carryforwards expire beginning 2010 through 2019 and beginning 2001 through 2003, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of net operating losses can be utilized to offset future state taxable income. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

9. Employee Benefit Plan

    The Company has a 401(k) tax deferred savings plan (the "Plan") which allows eligible employees to contribute from 1% to 25% of pre-tax compensation. Discretionary matching contributions are determined annually by the Board of Directors. Employees vest immediately in their contributions and vest in Company contributions over a five year period. The Company contributed $12,000, $14,000 and $10,000 to the Plan in 2000, 1999 and 1998, respectively.

10. Quarterly Financial Information (unaudited)

    Summarized quarterly financial information for fiscal years 2000 and 1999 is as follows:

	Year Ended December 31, 2000				Year Ended December 26, 1999
	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 17 Weeks	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks
	(In thousands, except per share amounts)
Net sales	$17,127	$18,184	$18,830	$23,822	$16,791	$17,141	$18,446	$21,693
Operating income (loss)	336	624	1,112	(75)	(258)	236	895	(194)
Net income (loss)	255	547	1,033	(160)	(423)	136	802	(330)
Net income (loss) per share:
Basic*	$0.04	$0.09	$0.18	$(0.03)	$(0.06)	$0.02	$0.14	$(0.06)
Diluted*	$0.04	$0.08	$0.15	$(0.03)	$(0.06)	$0.02	$0.12	$(0.06)

*
The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

of Fresh Choice, Inc.

    We have audited the accompanying consolidated balance sheets of Fresh Choice, Inc. and subsidiary as of December 31, 2000 and December 26, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fresh Choice, Inc. and subsidiary at December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

San Jose, California
February 16, 2001

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001	FRESH CHOICE, INC.
	By:	/s/ EVERETT F. JEFFERSON Everett F. Jefferson President, Chief Executive Officer and Director (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHARLES A. LYNCH Charles A. Lynch	Chairman of the Board and Director
/s/ EVERETT F. JEFFERSON Everett F. Jefferson	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID E. PERTL David E. Pertl	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ VERN O. CURTIS Vern O. Curtis	Director
/s/ CARL R. HAYS Carl R. Hays	Director
/s/ BARRY E. KRANTZ Barry E. Krantz	Director
/s/ CHARLES L. BOPPELL Charles L. Boppell	Director

INDEX TO FORM 10-K EXHIBITS

Exhibit No.		Description
3.1	(1)	Restated Certificate of Incorporation of Fresh Choice, Inc.
3.2	(8)	Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996
3.3	(10)	Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.
3.4	(10)	Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.5	(10)	Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.6	(10)	Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
4.1	(10)	Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership
10.1	(1)	Form of Indemnity Agreement for Directors and Officers
10.2	(2) (3)	Second Amended and Restated 1988 Stock Option Plan
10.3	(2) (3)	1992 Crewmember Stock Purchase Plan
10.8	(8)	Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996
10.18	(6)	Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon Valley Bank on December 20, 1995
10.19	(6)	Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company's Common Stock issued to Bain & Company, dated December 15, 1995
10.26	(11) (3)	Employment Offer Letter to David E. Pertl dated January 24, 1997
10.27	(11) (3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997
10.28	(11) (3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997
10.34	(13) (3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998
10.36	(14)	Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation
10.37	(14) (3)	Form of Severance Agreement with Senior Vice Presidents
10.39	(15) (3)	Officer Incentive Plan for fiscal year 2000
10.40	(15) (3)	Senior Vice President of Operations Incentive Plan for fiscal year 2000
10.41	(3)	2001 Home Office Incentive Plan
10.42	(3)	Senior Vice President of Operations 2001 Incentive Plan
21.1		Subsidiaries of the Company

23.1	Independent Auditors' Consent

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

QuickLinks

PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO FORM 10-K EXHIBITS