Form 10-Q
period 2001-03-25
FRESH CHOICE INC
filed 2001-05-09
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended        March 25, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________.

Commission file number 0-20792

FRESH CHOICE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0130849
(State or other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)
485 Cochrane Circle, Morgan Hill, California95037
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

☒Yes          ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐Yes           ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:
 The number of shares of Common Stock, $.001 par value, outstanding as of April 25, 2001 was 5,834,021.

FRESH CHOICE, INC.

   PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 25,	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,014	$2,918
Receivables	285	239
Inventories	490	478
Prepaid expenses and other current assets	443	1,253
Total current assets	5,232	4,888
PROPERTY AND EQUIPMENT, net	26,245	26,529
LEASE ACQUISITION COSTS, net	201	220
DEPOSITS AND OTHER ASSETS	533	522
TOTAL ASSETS	$32,211	$32,159
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,023	$2,019
Accrued salaries and wages	1,670	1,200
Sales tax payable	936	631
Other accrued expenses	1,346	1,777
Store closure reserve	22	364
Current portion of long-term obligations	1,755	1,805
Total current liabilities	7,752	7,796
CAPITAL LEASE OBLIGATIONS	394	485
LONG-TERM DEBT	115	115
OTHER LONG-TERM LIABILITIES	1,645	1,762
Total liabilities	9,906	10,158
STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2001 and 2000 - 1,187,906	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2001 - 5,834,021; 2000 - 5,833,282	42,408	42,405
Accumulated deficit	(25,278)	(25,579)
Total stockholders' equity	22,305	22,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,211	$32,159

The December 31, 2000 amounts are derived from the Company's audited financial statements.
See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended
	March 25, 2001	March 19, 2000

NET SALES	$17,585	$17,127
COSTS AND EXPENSES:
Cost of sales	4,117	4,135
Restaurant operating expenses:
Labor	5,660	5,547
Occupancy and other	5,216	4,924
Depreciation and amortization	778	832
General and administrative expenses	1,453	1,353
Total costs and expenses	17,224	16,791
OPERATING INCOME	361	336
Interest income	47	31
Interest expense	(99)	(105)
Interest expense, net	(52)	(74)
INCOME BEFORE INCOME TAXES	309	262
Provision for income taxes	8	7
NET INCOME	$301	$255
Basic net income per common share	$0.05	$0.04
Shares used in computing basic per share amounts	5,834	5,763
Diluted net income per common share	$0.04	$0.04
Shares used in computing diluted per share amounts	7,106	7,101

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twelve Weeks Ended
	March 25,	March 19,
	2001	2000
OPERATING ACTIVITIES:
Net income	$301	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	838	897
Issuance of stock options for consulting services	2	3
Loss (gain) on disposal of property and equipment	-	63
Deferred rent	(117)	(120)
Change in operating assets and liabilities:
Receivables	(46)	58
Inventories	(22)	20
Prepaid expenses and other current assets	810	31
Accounts payable	4	(221)
Accrued salaries and wages	470	96
Other accrued expenses	(126)	(30)
Store closure reserve	(342)	(49)
Net cash provided by operating activities	1,772	1,003
INVESTING ACTIVITIES:
Capital expenditures	(518)	(521)
Deposits and other assets	(18)	80
Net cash used in investing activities	(536)	(441)
FINANCING ACTIVITIES:
Common stock sales	1	-
Long term debt - repayments	(50)	(50)
Capital lease obligations - repayments	(91)	(111)
Net cash used in financing activities	(140)	(161)
INCREASE IN CASH AND CASH EQUIVALENTS	1,096	401
CASH AND CASH EQUIVALENTS:
Beginning of period	2,918	2,458
End of period	$4,014	$2,859
Supplemental Disclosure of Cash Flow Information: Cash paid during the period for interest	$47	$105

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks Ended March 25, 2001 and March 19, 2000
(Unaudited)

1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.           NET INCOME PER SHARE

                            Basic earnings per share ("EPS") excludes the effect of potentially dilutive securities and is computed by dividing the Company’s net income by the weighted average of its common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company converts common stock options and warrants into potential dilutive shares using the treasury stock method and converts preferred stock into potential dilutive shares using the "if converted" method.

                            A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended
	March 25, 2001	March 19, 2000
(In thousands, except per share data)
Net income	$301	$255
Shares
Average common shares outstanding	5,834	5,763
Stock options	84	150
Convertible preferred stock	1,188	1,188
Total shares and diluted shares	7,106	7,101
Basic net income per common share	$0.05	$0.04
Diluted net income per common share	$0.04	$0.04

                            The following table presents the total dilutive securities which the Company excluded for twelve weeks ended March 25, 2001 and ended March 19, 2000 from the diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock:

	Twelve Weeks Ended
	March 25, 2001	March 19, 2000
(In thousands)
Potential Dilutive Securities
Stock options excluded	684	388
Stock warrants	100	138

3.          INCOME TAXES

                           The Company recorded an income tax provision for the first quarter of 2001, despite net operating loss carryforwards available to offset taxable income, due to projected 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.           BORROWING ARRANGEMENTS

                            On March 25, 2001, the Company had $1,150,000 of long-term debt borrowed under the terms of a $4,000,000 loan and security agreement (the "Agreement"), of which the entire amount was included in the current portion of long-term obligations as the Agreement expires on December 29, 2001.  As of March 25, 2001, the Company had an additional $1,450,000 available for borrowing under the Agreement.  The Company intends to refinance the balance on this loan with another financial institution when or before the Agreement expires.

                           Borrowings under the Agreement initially bear interest at the prime rate (8.0% at March 25, 2001) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan.  The $1,500,000 term loan converted under the Agreement on December 29, 1999 is payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate.  All borrowings, including any term loans, are fully payable on December 29, 2001.  Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest.  The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

                            The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness.  The Agreement also requires approval before paying dividends and limits the Company’s fixed asset acquisitions based on its operating cash flows.

5.           STORE CLOSURE RESERVE

                           The store closure reserve of $364,000 at December 31, 2000 consisted of the $32,000 remaining cash payments to be made on an agreement to settle the lease obligation on the Company’s last remaining restaurant in Houston that was closed in 2000 and the $332,000 of cash payments to be made for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.

                           At March 25, 2001 the Company’s store closure reserve of $22,000 consisted of the remaining cash payments to be made on an agreement to settle the lease obligation of its last remaining restaurant in Houston that was closed in 2000.

6.          CONVERTIBLE PREFERRED STOCK

                           The Company’s outstanding Series B non-voting convertible preferred stock is currently held by one entity and is convertible, at the holders’ option, into Series A voting convertible preferred stock on a one-for-one basis.  Although no Series A preferred stock is currently outstanding, holders of Series A preferred stock, if any, would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders.  When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions.

                           In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2001 such holder notified the Company that it had no intention of exercising such right; however, it has not waived any of its rights under the agreement.

7.           RECENTLY ISSUED ACCOUNTING STANDARDS

                           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value.  SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.  The Company adopted this statement for its fiscal year beginning January 1, 2001. The adoption of this statement did not impact the Company’s consolidated financial position, results of operations or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

                           The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve weeks ended March 25, 2001.  The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                           Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company’s operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business Risks".  In particular, the Company’s plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

Liquidity and Capital Resources

                           The Company’s primary capital requirements have been for the expansion of its restaurant operations and  remodeling of its restaurants.  The Company has traditionally financed these requirements with funds from equity offerings, cash flow from operations, landlord allowances, capital equipment leases and short-term bank debt.  The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

              The Company has a $4,000,000 loan and security agreement (the "Agreement") with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter.  During the twelve weeks ended March 25, 2001, the Company paid $50,000 of principal borrowed on a $1,500,000 term loan converted under the Agreement on December 29, 1999.   On March 25, 2001, the Company had $1,150,000 of long term debt borrowed under the terms of the Agreement, of which the entire amount was included in the current portion of long-term obligations as the Agreement expires on December 29, 2001.  As of March 25, 2001, the Company had an additional  $1,450,000 available for borrowing under the terms of the Agreement.  The Company intends to refinance the balance on this loan with another financial institution when or before the Agreement expires.

                           Borrowings under the Agreement initially bear interest at the prime rate (8.0% at March 25, 2001) plus 1.25% and, once repaid, can be re-borrowed unless converted to a term loan.  The $1,500,000 term loan converted under the Agreement on December 29, 1999 is payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate.  All borrowings, including any term loans, are fully payable on December 29, 2001.  Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest.  The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

                           The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness.  The Agreement also requires approval before paying dividends and limits the Company’s fixed asset acquisitions based on its operating cash flows.

                           Long-term obligations at March 25, 2001 also included $999,000 of capital lease obligations, of which $605,000 was included in the current portion of long-term obligations, and a $115,000 note for site construction costs.

                           Operating activities for the twelve weeks ended March 25, 2001 provided $1,772,000 of cash flows including $810,000 from a decrease in prepaid expenses and other current assests primarily related to the prepayment of January rents in the prior fiscal year.  Accrued salary and wages increased $470,000 during the quarter primarily due to the accrual of an additional week of salary and wages in the period.  In addition, the store closure reserve decreased by $342,000 primarily due to the payment of the lease termination fee on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.  During the same period, the Company invested $518,000 in property and equipment including the opening of a third Fresh Choice Express test location during the first quarter of 2001.

                           The store closure reserve of $22,000 at March 25, 2001 consisted of the remaining cash payments to be made on an agreement to settle the lease obligation on the Company’s last remaining restaurant in Houston that was closed in 2000.

                           The Company’s outstanding Series B non-voting convertible preferred stock is currently held by one entity and is convertible, at the holders’ option, into Series A voting convertible preferred stock on a one-for-one basis.  Although no Series A preferred stock is currently outstanding, holders of Series A preferred stock, if any, would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders.  When and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions.

                           In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5,500,000 which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2001 such holder notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

                           The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company currently has signed leases for two new Fresh Choice restaurants in its core Northern California market, which are expected to open in 2001. The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, and expects to open a minimum of three new Fresh Choice restaurants in 2001. In addition, the Company expects to open an additional Fresh Choice Express test location in Texas during 2001. The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company’s ability to obtain funds.  See "Business Risks" included herein.  The Company believes its operating cash requirements and fiscal 2001 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements.  The Company is seeking additional debt financing to provide greater flexibility as it resumes restaurant expansion.

Impact of Inflation

                           Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws.  Accordingly, increases in the minimum wage could materially increase the Company’s labor costs.  In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures.  Shifts in these costs may have a significant impact on the Company’s food costs.  The Company anticipates that increases in these costs may be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.

Business Risks

                           Certain characteristics and dynamics of the Company's business and of financial markets in general create risks to the Company's long-term success and to predictable financial results.  These risks include:

                           Operating Losses and Historical Declines in Comparable Store Sales.  The Company's profitability began to decline in the second half of 1994.  In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996.  The Company reported a modest profit in 1997 but again incurred an operating loss in 1998.  The Company reported a profit for 1999, 2000 and for the twelve weeks ended March 25, 2001.  There can be no assurance that the Company will continue to be profitable over the long or short term.

                           Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines.  Comparable store sales continued to decline in each quarter through the end of 1998.  The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively.  During 1999 and 2000, the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% and 7.3% for fiscal years 1999 and 2000, respectively.   The Company also reported a comparable store sales increase of 4.9% in the first quarter of 2001.  There can be no assurance that comparable store sales will continue to improve.

                           Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  While the Company intends to resume its expansion with three new Fresh Choice restaurants planned for 2001, there can be no assurance that these restaurants will be successful.  The Company’s ability to successfully implement an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company’s control.

                           The Company’s expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the concept will be successful in regions outside of California, Texas and Washington where tastes and restaurant preferences may be different.

                           Geographic Concentration.  As of April 25, 2001, 37 of the Company's 49 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations.  In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

                           Sensitivity to Econominc Conditions and Consumer Spending.  The restaurant industry historically has been subject to substantial cyclical variation.  Currently, leading economic indicators suggest that the economy, particularly in California, is slowing.  A continued downturn in the general economy or a decline in consumer spending in the restaurant industry could have a material adverse effect on the Company’s financial performance, as restaurant sales tend to decline during recessionary periods.  A prolonged economic downturn could alter customers’ purchasing decisions, which most likely would have a material adverse impact on the Company’s revenue and results of operations.

                           California Energy Crisis.  California is in the midst of an energy crisis that could disrupt the Company's operations and increase the Company's expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to Company restaurants, such restaurants would temporarily be unable to continue operations.  Any such interruption in an individual Company restaurant's ability to continue operations would result in lost revenue.  In addition, as a result of the energy crisis many of the electricity suppliers have raised their rates substantially. Because the Company has a large percentage of its restaurants in California, its operating costs will be affected by this increase in electricity prices.  As a result, the Company's operating results are likely to be affected by the current California energy crisis.

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

                           Ability to Obtain Additional Financing.  The Company intends to resume restaurant expansion in 2001. The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its ability to obtain funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its available loan and security agreement.  However, the Company is seeking additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

                           Control by Major Shareholder.  Crescent Real Estate Equities Limited Partnership ("Crescent") holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder.  Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company’s Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company’s business activity.  In addition, because the Company did not achieve a specified earnings target in 1998, the holders of Series A preferred stock would have the right to elect a majority of the Company’s Board of Directors.  These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock.

Results of Operations

                            The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended
(Dollars in thousands)	March 25, 2001		March 19, 2000
NET SALES	$17,585	100.0%	$17,127	100.0%
COSTS AND EXPENSES:
Cost of sales	4,117	23.4%	4,135	24.1%
Restaurant operating expenses:
Labor	5,660	32.2%	5,547	32.4%
Occupancy and other	5,216	29.7%	4,924	28.7%
Depreciation and amortization	778	4.4%	832	4.9%
General and administrative expenses	1453	8.2%	1353	7.9%
Total costs and expenses	17,224	97.9%	16,791	98.0%
OPERATING INCOME	361	2.1%	336	2.0%
Interest income	47	0.3%	31	0.2%
Interest expense	(99)	(0.6)%	(105)	(0.7)%
Interest expense, net	(52)	(0.3)%	(74)	(0.5)%
INCOME BEFORE INCOME TAXES	309	1.8%	262	1.5%
Provision for income taxes	8	0.1%	7	- %
NET INCOME	$301	1.7%	$255	1.5%
Number of restaurants:
Open at beginning of period	48		50
Open at end of period	49		49

                            The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company’s three Fresh Choice Express restaurants are excluded):

AVERAGE FRESH CHOICE RESTAURANTS

	Twelve Weeks Ended
(Dollars in thousands)	March 25, 2001		March 19, 2000
NET SALES	$376	100.0%	$353	100.0%
COSTS AND EXPENSES:
Cost of sales	87	23.2%	85	24.1%
Restaurant operating expenses:
Labor	121	32.1%	114	32.2%
Occupancy and other	112	29.8%	101	28.8%
Depreciation and amortization	16	4.4%	17	4.8%
Total costs and expenses	336	89.5%	317	89.9%
RESTAURANT OPERATING INCOME	$40	10.5%	$36	10.1%
Average Fresh Choice restaurants open	46.0		48.2

(This table excludes Fresh Choice Express restaurants)

Results of Operations:  Twelve Weeks Ended March 25, 2001
Compared to Twelve Weeks Ended March 19, 2000

                            Net Sales.  Net sales for the quarter ended March 25, 2001 were $17,585,000, an increase of $458,000, or 2.7%, from sales of $17,127,000 for the quarter ended March 19, 2000. The primary components of the net increase in sales were:

Increase in comparable store sales	$806,000
Incremental sales from new restaurants	186,000
Absence of sales from closed restaurants	(534,000)
$458,000

                           The Company operated an average of 48.8 restaurants in the twelve weeks ended March 25, 2001 compared to 49.2 restaurants in the twelve weeks ended March 19, 2000.  Sales at the Company’s 46 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, increased 4.9% in the first quarter of 2001 versus the first quarter of 2000.  Comparable store guest counts increased 0.9% in the first quarter, while the comparable store average check increased 4.0% to $7.47, reflecting price increases and higher priced coupon offerings.

                           Net sales per Fresh Choice restaurant averaged $376,000 in the first quarter of 2001, an increase of 6.5% over net sales per restaurant of $353,000 in the first quarter of 2000 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

                           Costs and Expenses.  Cost of sales (food and beverage costs) was 23.4% of sales in the first quarter of 2001 compared to 24.1% in the first quarter of 2000.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

                           Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 61.9% of sales in the first quarter of 2001 compared to 61.1% of sales in the first quarter of 2000, an increase of 0.8% of sales.

                           Labor costs as a percentage of sales were 32.2% for the first quarter of 2001 compared to 32.4% in the first quarter of 2000.  The labor cost percentage was lower, despite average wage increases, due to increased sales as well as a higher average check.

                           Occupancy and other expenses as a percentage of sales were 29.7% for the first quarter of 2001 compared to 28.7% of sales in the first quarter of 2000, an increase of 1.0% of sales.  The increase is due primarily to increases in gas and electricity costs which were up $180,000 or 44.0% over the prior year.  In addition advertising increased to 3.5% of sales versus 3.0% of sales in the first quarter of 2000.  These increases were partially offset by efficiencies on other costs resulting from the higher sales and higher average check.

                           Depreciation and Amortization.  Depreciation and amortization expenses were 4.4% of sales in the first quarter of 2001 a decrease of 0.5% of sales from the first quarter of 2000.  The decrease resulted from increased sales leverage and a declining depreciable asset base for older restaurant equipment.

                           General and Administrative Expenses.  General and administrative expenses were 8.2% of sales in the first quarter of 2001 compared to 7.9% of sales in the first quarter of 2000.  The increase is primarily the result of higher payroll and and payroll related expenses at the Company’s corporate office due primarily to wage increases and being fully staffed in the first quarter of 2001 versus several open positions in the first quarter of 2000.

                           Interest Expense, net.  Interest expense, net was  $52,000 in the first quarter of 2001 compared to $74,000 in the first quarter of 2000. This decrease is due to decreased borrowings and increased interest earned on its average cash balances. Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

                           Income Taxes.  The Company recorded an income tax provision for the first quarter of 2001, despite net operating loss carryforwards available to offset taxable income, due to projected 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk

                           The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at March 25, 2001, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b)         Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended March 25, 2001.

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
(Principal Executive Officer)

/S/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 9, 2001

INDEX TO FORM 10-Q EXHIBITS
EXHIBIT NO.		DESCRIPTION
3.1	(1)	Restated Certificate of Incorporation of Fresh Choice, Inc.
3.2	(8)	Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996
3.3	(10)	Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.
3.4	(10)	Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.5	(10)	Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.6	(10)	Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
4.1	(10)	Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership
10.1	(1)	Form of Indemnity Agreement for directors and officers
10.2	(2) (3)	Second Amended and Restated 1988 Stock Option Plan
10.3	(2) (3)	1992 Employee Stock Purchase Plan
10.8	(8)	Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996
10.18	(6)	Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon Valley Bank on December 20, 1995
10.19	(6)	Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company's Common Stock issued to Bain & Company, dated December 15, 1995
10.26	(11) (3)	Employment Offer Letter to David E. Pertl dated January 24, 1997
10.27	(11) (3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997
10.28	(11) (3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997
10.34	(13) (3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998
10.36	(14)	Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation
10.37	(14) (3)	Form of Severance Agreement with Senior Vice Presidents
10.39	(15) (3)	Officer Incentive Plan for fiscal year 2000
10.40	(15) (3)	Senior Vice President of Operations Incentive Plan for fiscal year 2000
10.41	(16) (3)	2001 Home Office Incentive Plan
10.42	(16) (3)	Senior Vice President of Operations 2001 Incentive Plan

EXHIBIT NO.	DESCRIPTION
(1)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.
(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.
(3)	Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.
(6)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(8)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996.
(10)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.
(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1996.
(13)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.
(14)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K/A for the year ended December 27, 1998.
(15)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 26, 1999.
(16)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.