Form 10-Q
period 2001-06-17
FRESH CHOICE INC
filed 2001-07-31
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 17, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
 The number of shares of Common Stock, $.001 par value, outstanding as of July 16, 2001 was 5,870,375.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 17, 2001	December 31, 2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,642	$2,918
Receivables	180	239
Inventories	482	478
Prepaid expenses and other current assets	326	1,253

Total current assets	5,630	4,888

PROPERTY AND EQUIPMENT, net	25,827	26,529

LEASE ACQUISITION COSTS, net	329	220

DEPOSITS AND OTHER ASSETS	577	522

TOTAL ASSETS	$32,363	$32,159

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,803	$2,019
Accrued salaries and wages	1,667	1,200
Sales tax payable	895	631
Other accrued expenses	1,383	1,777
Store closure reserve	5	364
Current portion of long-term obligations	1,625	1,805

Total current liabilities	7,378	7,796

CAPITAL LEASE OBLIGATIONS	310	485

LONG-TERM DEBT	115	115

OTHER LONG-TERM LIABILITIES	1,511	1,762

Total liabilities	9,314	10,158

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2001 and 2000 - 1,187,906	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2001 - 5,870,375; 2000 - 5,833,282	42,464	42,405
Accumulated deficit	(24,590)	(25,579)

Total stockholders' equity	23,049	22,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,363	$32,159

The December 31, 2000 amounts are derived from the Company's audited financial statements.
See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended

	June 17, 2001	June 11, 2000	June 17, 2001	June 11, 2000

NET SALES	$18,215	$18,184	$35,800	$35,311

COSTS AND EXPENSES:
Cost of sales	4,151	4,401	8,268	8,536
Restaurant operating expenses:
Labor	5,695	5,724	11,355	11,271
Occupancy and other	5,169	5,082	10,385	10,006
Depreciation and amortization	810	881	1,588	1,713
General and administrative expenses	1,615	1,480	3,068	2,833
Store closure and asset impairment expenses	-	(8)	-	(8)

Total costs and expenses	17,440	17,560	34,664	34,351

OPERATING INCOME	775	624	1,136	960

Interest income	30	33	77	64
Interest expense	(89)	(95)	(188)	(200)

Interest expense, net	(59)	(62)	(111)	(136)

INCOME BEFORE INCOME TAXES	716	562	1,025	824

Provision for income taxes	28	15	36	22

NET INCOME	$688	$547	$989	$802

Basic net income per common share	$0.12	$0.09	$0.17	$0.14

Shares used in computing basic per share amounts	5,842	5,770	5,838	5,766

Diluted net income per common share	$0.10	$0.08	$0.14	$0.11

Shares used in computing diluted per share amounts	7,106	7,148	7,106	7,127

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Four Weeks Ended

	June 17, 2001	June 11, 2000

OPERATING ACTIVITIES:
Net income	$989	$802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,696	1,850
Store closure and asset impairment expenses	-	(8)
Issuance of stock options for consulting services	4	7
Loss on disposal of property and equipment	36	62
Deferred rent	(251)	(243)
Change in operating assets and liabilities:
Receivables	59	62
Inventories	(16)	(18)
Prepaid expenses and other current assets	927	(42)
Accounts payable	(216)	(574)
Accrued salaries and wages	467	144
Other accrued expenses	(130)	66
Store closure reserve	(359)	(150)

Net cash provided by operating activities	3,206	1,958

INVESTING ACTIVITIES:
Capital expenditures	(1,114)	(1,464)
Deposits and other assets	(68)	40
Proceeds from sale of property and equipment	-	2

Net cash used in investing activities	(1,182)	(1,422)

FINANCING ACTIVITIES:
Common stock sales	55	45
Long term debt - repayments	(125)	(125)
Capital lease obligations - repayments	(230)	(233)

Net cash used in financing activities	(300)	(313)

INCREASE IN CASH AND CASH EQUIVALENTS	1,724	223

CASH AND CASH EQUIVALENTS:
Beginning of period	2,918	2,458

End of period	$4,642	$2,681

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$111	$177

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks and Twenty-Four weeks Ended June 17, 2001 and June 11, 2000
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

2.           NET INCOME PER SHARE

             Basic earnings per share (“EPS”) excludes the effect of potentially dilutive securities and is computed by dividing the Company’s net income by the weighted average of its common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company converts common stock options and warrants into potential dilutive shares using the treasury stock method and converts preferred stock into potential dilutive shares using the “if converted” method.

             A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended

	June 17, 2001	June 11, 2000	June 17, 2001	June 11, 2000

(In thousands, except per share data)

Net income	$688	$547	$989	$802

Shares

Average common shares outstanding	5,842	5,770	5,838	5,766

Stock options	76	190	80	173
Convertible preferred stock	1,188	1,188	1,188	1,188

Total shares and diluted shares	7,106	7,148	7,106	7,127

Basic net income per common share	$0.12	$0.09	$0.17	$0.14

Diluted net income per common share	$0.10	$0.08	$0.14	$0.11

             The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock:

	Twelve Weeks Ended		Twenty-Four Weeks Ended

	June 17, 2001	June 11, 2000	June 17, 2001	June 11, 2000

(In thousands)

Potential Dilutive Securities

Stock options excluded	689	340	687	380
Stock warrants	100	138	100	138

3.          INCOME TAXES

             Despite net operating loss carryforwards available to offset taxable income, the Company recorded an income tax provision for the twenty-four weeks ended June 17, 2001, due to projected 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.           BORROWING ARRANGEMENTS

              On June 17, 2001, the Company had $1,075,000 of long-term debt borrowed under the terms of a $4,000,000 loan and security agreement (the “Agreement”), of which the entire amount was included in the current portion of long-term obligations as the Agreement expires on December 29, 2001.  As of June 17, 2001, the Company had an additional $1,450,000 available for borrowing under the Agreement.  The Company intends to refinance the balance on this loan with another financial institution when or before the Agreement expires.

             Borrowings under the Agreement initially bear interest at the prime rate (7.0% at June 17, 2001) plus 1.25% and, once repaid, can be re-borrowed until the agreement expires.  The $1,500,000 term loan converted under the Agreement on December 29, 1999 is payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate.  All borrowings, including any term loans, are fully payable on December 29, 2001.  Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest.  The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

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

             At June 17, 2001 the Company’s store closure reserve of $5,000 consisted of the remaining cash payment to be made on an agreement to settle the lease obligation of its last remaining restaurant in Houston that was closed in 2000.

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

7.           RECENTLY ISSUED ACCOUNTING STANDARDS

             In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

             SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that intangible assets shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing intangible assets.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-four weeks ended June 17, 2001.  The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

             Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company’s operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading “Business Risks”.  In particular, the Company’s plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

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

             The Company has a $4,000,000 loan and security agreement (the “Agreement”) with a finance company. The Agreement expires on December 29, 2001 and provides for one-year renewals thereafter.  During the twenty-four weeks ended June 17, 2001, the Company paid $125,000 of principal borrowed on a $1,500,000 term loan converted under the Agreement on December 29, 1999.   On June 17, 2001, the Company had $1,075,000 of long term debt borrowed under the terms of the Agreement, of which the entire amount was included in the current portion of long-term obligations as the Agreement expires on December 29, 2001.  As of June 17, 2001, the Company had an additional  $1,450,000 available for borrowing under the terms of the Agreement.  The Company has been notified by the lender that it does not intend to renew the Agreement.  The Company intends to refinance the balance on this loan with another financial institution when or before the Agreement expires.

             Borrowings under the Agreement initially bear interest at the prime rate (7.0% at June 17, 2001) plus 1.25% and, once repaid, can be re-borrowed until the agreement expires.  The $1,500,000 term loan converted under the Agreement on December 29, 1999 is payable at 1/60th of the converted balance each month plus interest at 1.75% above the prime rate.  All borrowings, including any term loans, are fully payable on December 29, 2001.  Aggregate borrowings in excess of $2,500,000 bear an additional 0.5% interest.  The Agreement also provides for a monthly collateral monitoring fee and a 0.5% unused line fee.

             The Agreement requires the Company to maintain a minimum net worth and debt service coverage ratio and to not exceed maximum interest and debt to cash flow ratios and limits its aggregate indebtedness.  The Agreement also requires approval before paying dividends and limits the Company’s fixed asset acquisitions based on its operating cash flows.

             Long-term obligations at June 17, 2001 also included $860,000 of capital lease obligations, of which $550,000 was included in the current portion of long-term obligations, and a $115,000 note for site construction costs.

             Operating activities for the twenty-four weeks ended June 17, 2001 provided $3,206,000 of cash flows.  The  $927,000 decrease in prepaid expenses and other current assets was primarily related to the prepayment of January rents in the prior fiscal year.  The accrued salary and wages increase of $467,000 at the end of the quarter was primarily due to the accrual of an additional week of salary and wages in the period.  In addition, the store closure reserve decrease of  $359,000 was primarily due to the payment of the lease termination fee on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.  During the same period, the Company invested $1,114,000 in property and equipment including the opening of a third Fresh Choice Express test location during the first quarter of 2001.

             The store closure reserve of $5,000 at June 17, 2001 consisted of the remaining cash payment to be made on an agreement to settle the lease obligation on the Company’s last remaining restaurant in Houston that was closed in 2000.

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

             In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5,500,000 which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2001 such holder notified the Company that it has no present intention of exercising such right; however, the holder has not waived any of its rights under the agreement.

             The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company currently has signed leases for three new Fresh Choice restaurants in California, two of which are expected to open in 2001.  In addition, the Company expects to open an additional Fresh Choice Express test location in Texas during 2001.  The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, for expansion beyond 2001.  The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.  The Company believes its operating cash requirements and fiscal 2001 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements.  The Company is seeking additional debt financing to provide greater flexibility as it resumes restaurant expansion.

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

             Operating Losses and Historical Declines in Comparable Store Sales.  The Company's profitability began to decline in the second half of 1994.  In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996.  The Company reported a modest profit in 1997 but again incurred an operating loss in 1998.  The Company reported a profit for 1999, 2000 and for the twenty-four weeks ended June 17, 2001.  There can be no assurance that the Company will continue to be profitable over the long or short term.

             Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines.  Comparable store sales continued to decline in each quarter through the end of 1998.  The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively.  During 1999 and 2000, the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% and 7.3% for fiscal years 1999 and 2000, respectively.   The Company also reported a comparable store sales increase of 3.6% for the twenty-four weeks ended June 17, 2001.  There can be no assurance that comparable store sales will continue to improve.

             Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  While the Company intends to resume its expansion with two new Fresh Choice restaurants expected to open in 2001, there can be no assurance that these restaurants will be successful.  The Company’s ability to successfully implement an expansion strategy will depend on a variety of factors, including the selection and availability of affordable sites, the selection and availability of capital to finance restaurant expansion and equipment costs, the ability to hire and train qualified management and personnel, the ability to control food and other operating costs, and other factors, many of which are beyond the Company’s control.

             The Company’s expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the concept will be successful in regions outside of California, Texas and Washington where tastes and restaurant preferences may be different.

             Lease Renewals.  As existing restaurant leases expire, the Company must negotiate new leases or lease extensions in order to continue operations at existing restaurants.  There can be no assurance that the Company will be able to renew these leases on favorable terms or at all.  If the Company is unable to obtain favorable terms on new leases or extensions on existing leases, it would increase costs and reduce the Company's operating margins.  Moreover, if the Company is unable to renew existing leases and is unable to find suitable alternate locations, the Company's revenue and operating results would be adversely affected.

             Geographic Concentration.  As of July 16, 2001, 37 of the Company's 49 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations.  In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

             Sensitivity to Economic Conditions and Consumer Spending.  The restaurant industry historically has been subject to substantial cyclical variation.  Currently, leading economic indicators suggest that the economy, particularly in California, is slowing.  A continued downturn in the general economy or a decline in consumer spending in the restaurant industry could have a material adverse effect on the Company’s financial performance, as restaurant sales tend to decline during recessionary periods.  A prolonged economic downturn could alter customers’ purchasing decisions, which most likely would have a material adverse impact on the Company’s revenue and results of operations.

             California Energy Crisis.  California is in the midst of an energy crisis that could disrupt the Company's operations and has increased the Company's expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to Company restaurants, such restaurants would temporarily be unable to continue operations.  Any such interruption in an individual Company restaurant's ability to continue operations would result in lost revenue.  In addition, as a result of the energy crisis many of the electricity suppliers have raised their rates substantially. Because the Company has a large percentage of its restaurants in California, its operating costs will be affected by this increase in electricity prices.  As a result, the Company's operating results are likely to be affected by the current California energy crisis.

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

             Control by Major Shareholder.  Crescent Real Estate Equities Limited Partnership (“Crescent”) holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder.  Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company’s Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company’s business activity.  In addition, because the Company did not achieve a specified earnings target in 1998, the holders of Series A preferred stock would have the right to elect a majority of the Company’s Board of Directors.  These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock.

Results of Operations

                            The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended

(Dollars in thousands)	June 17, 2001		June 11, 2000		June 17, 2001		June 11, 2000

NET SALES	$18,215	100.0%	$18,184	100.0%	$35,800	100.0%	$35,311	100.0%
COSTS AND EXPENSES:
Cost of sales	4,151	22.8%	4,401	24.2%	8,268	23.1%	8,536	24.2%
Restaurant operating expenses:					-		-
Labor	5,695	31.3%	5,724	31.5%	11,355	31.7%	11,271	31.9%
Occupancy and other	5,169	28.4%	5,082	27.9%	10,385	29.0%	10,006	28.3%
Depreciation and amortization	810	4.4%	881	4.9%	1,588	4.4%	1,713	4.9%
General and administrative expenses	1,615	8.9%	1,480	8.1%	3,068	8.6%	2,833	8.0%
Restructuring and asset impairment expenses			(8)	-%	-		(8)	-%

Total costs and expenses	17,440	95.8%	17,560	96.6%	34,664	96.8%	34,351	97.3%

OPERATING INCOME	775	4.2%	624	3.4%	1,136	3.2%	960	2.7%
Interest income	30	0.2%	33	0.2%	77	0.2%	64	0.2%
Interest expense	(89)	(0.5)%	(95)	(0.5)%	(188)	(0.5)%	(200)	(0.6)%

Interest expense, net	(59)	(0.3)%	(62)	(0.3)%	(111)	(0.3)%	(136)	(0.4)%

INCOME BEFORE INCOME TAXES	716	3.9%	562	3.1%	1,025	2.9%	824	2.3%
Provision for income taxes	28	0.1%	15	0.1%	36	0.1%	22	-%

NET INCOME	$688	3.8%	$547	3.0%	$989	2.8%	$802	2.3%

Number of restaurants:
Open at beginning of period	49		49		48		50

Open at end of period	49		50		49		50

             The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company’s three Fresh Choice Express restaurants are excluded):

AVERAGE FRESH CHOICE RESTAURANTS

	Twelve Weeks Ended				Twenty-Four Weeks Ended

(Dollars in thousands)	June 17, 2001		June 11, 2000		June 17, 2001		June 11, 2000

NET SALES	$390	100.0%	$374	100.0%	$766	100.0%	$727	100.0%

COSTS AND EXPENSES:
Cost of sales	88	22.6%	90	24.1%	175	22.9%	175	24.1%
Restaurant operating expenses:
Labor	122	31.2%	117	31.4%	242	31.6%	231	31.8%
Occupancy and other	111	28.5%	106	28.1%	223	29.2%	207	28.4%
Depreciation and amortization	17	4.3%	18	4.8%	34	4.4%	35	4.8%

Total costs and expenses	338	86.6%	331	88.4%	674	88.1%	648	89.1%

RESTAURANT OPERATING INCOME	$52	13.4%	$43	11.6%	$92	11.9%	$79	10.9%

Average Fresh Choice restaurants open	46.0		48.0		46.0		48.1

(This table excludes Fresh Choice Express restaurants)

Results of Operations:  Twelve Weeks Ended June 17, 2001
Compared to Twelve Weeks Ended June 11, 2000

             Net Sales.  Net sales for the quarter ended June 17, 2001 were $18,215,000, an increase of $31,000, or 0.2%, from sales of $18,184,000 for the quarter ended June 11, 2000. The primary components of the net increase in sales were:

Increase in comparable store sales	$427,000

Incremental sales from new restaurants	60,000

Absence of sales from closed restaurants	(456,000)

$31,000

             The Company operated an average of 49.0 restaurants in the twelve weeks ended June 17, 2001 compared to 49.8 restaurants in the twelve weeks ended June 11, 2000.  Sales at the Company’s 46 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, increased 2.4% in the second quarter of 2001 versus the second quarter of 2000.  Comparable store guest counts decreased 2.3%, while the comparable store average check increased 4.9% to $7.60, reflecting price increases and coupon offers at a lower discount.

             Net sales per Fresh Choice restaurant averaged $390,000 in the second quarter of 2001, an increase of 4.3% over net sales per restaurant of $374,000 in the second quarter of 2000 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

             Costs and Expenses.  Cost of sales (food and beverage costs) was 22.8% of sales in the second quarter of 2001 compared to 24.2% in the second quarter of 2000.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

             Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 59.7% of sales in the second quarter of 2001 compared to 59.4% of sales in the second quarter of 2000, an increase of 0.3% of sales.

             Labor costs as a percentage of sales were 31.3% for the second quarter of 2001 compared to 31.5% in the second quarter of 2000.  Labor costs as a percentage of sales were lower, despite average wage increases, due to increased sales as well as a higher average check.

             Occupancy and other expenses as a percentage of sales were 28.4% for the second quarter of 2001 compared to 27.9% of sales in the second quarter of 2000, an increase of .5% of sales.  The increase is due primarily to increases in gas and electricity costs which were up $137,000 or 30.0% over the prior year.  These increases were partially offset by efficiencies on other costs resulting from the higher sales and higher average check.

             Depreciation and Amortization.  Depreciation and amortization expenses were 4.4% of sales in the second quarter of 2001 a decrease of 0.5% of sales from the first quarter of 2000.  The decrease resulted from increased sales leverage and a declining depreciable asset base for older restaurant equipment.

             General and Administrative Expenses.  General and administrative expenses were 8.9% of sales in the second quarter of 2001 compared to 8.1% of sales in the second quarter of 2000.  The increase is primarily the result of higher payroll and payroll related expenses at the Company’s corporate office due primarily to wage increases, increased incentive accruals and being fully staffed in the second quarter of 2001 versus several open positions in the second quarter of 2000.

             Interest Expense, net.  Interest expense, net was  $59,000 in the second quarter of 2001 compared to $62,000 in the second quarter of 2000. This decrease is due to decreased borrowings.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

             Income Taxes.  Despite net operating loss carryforwards available to offset taxable income, the Company recorded an income tax provision for the first quarter of 2001, due to projected 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

Results of Operations:  Twenty-Four Weeks Ended June 17,2001
Compared to Twenty-Four Weeks Ended June 11, 2000

             Net Sales.  Net sales for the twenty-four weeks ended June 17, 2001 (first two quarters of 2001) were $35,800,000, an increase of $489,000, or 1.4%, from sales of $35,311,000 for the twenty-four weeks ended June 11, 2000 (first two quarters of 2000). The primary components of the net change in sales were:

Increase in comparable store sales	$1,233,000

Incremental sales from new restaurants	247,000

Absence of sales from closed restaurants	(991,000)

$489,000

             The Company operated an average of 48.9 restaurants in the first two quarters of 2001 compared to 49.5 restaurants in the first two quarters of 2000.  Sales at the Company’s 46 comparable stores, which include restaurants open at least 18 months, increased 3.6% in the first two quarters of 2001 versus the first two quarters of 2000.  Comparable store guest counts decreased 0.8%, while the comparable store average check increased 4.4% to $7.53, reflecting price increases and coupon offerings at a lower discount.

             Net sales per Fresh Choice restaurant averaged $766,000 in the first two quarters of 2001, an increase of 5.4% over net sales per restaurant of $727,000 in the first two quarters of 2000 due to comparable store sales increases as noted above and closure of lower sales volume restaurants.

             Costs and Expenses.  Cost of sales (food and beverage costs) was 23.1% of sales in the first two quarters of 2001 compared to 24.2% in the first two quarters of 2000, a decrease of 1.1% of sales.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

             Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 60.7% of sales in the first two quarters of 2001 compared to 60.2% of sales in the first two quarters of 2000, an increase of .5% of sales.

             Labor costs as a percentage of sales were 31.7% in the first two quarters of 2001 compared to 31.9% in the first two quarters of 2000, a decrease of 0.2% of sales.  The labor costs as a percentage of sales were lower, despite average wage increases, due to increased sales as well as a higher average check.

             Occupancy and other expenses as a percentage of sales were 29.0% in the first two quarters of 2001 compared to 28.3% of sales in the first two quarters of 2000, an increase of 0.7% of sales.  The increase is due primarily to increases in gas and electricity costs which were up $317,000 or 37.0% over the prior year.  In addition advertising increased to 3.3% of sales versus 3.0% of sales in the first two quarters of 2001.  These increases were partially offset by efficiencies on other costs resulting from the higher sales and higher average check.

             Depreciation and Amortization.  Depreciation and amortization expenses were 4.4% of sales in the first two quarters of 2001 compared to 4.9% of sales in the first two quarters of 2000.  The decrease resulted from increased sales leverage and a declining depreciable asset base for older restaurant equipment.

             General and Administrative Expenses.  General and administrative expenses were 8.6% of sales in the first two quarters of 2001 compared to 8.0% of sales in the first two quarters of 2000.  The increase is primarily the result of higher payroll and payroll related expenses at the Company’s corporate office due primarily to wage increases, increased incentive accruals and being fully staffed in the first two quarters of 2001 versus several open positions in the first two quarters of 2000.

             Interest Expense, net.  Interest expense was  $111,000 in the first two quarters of 2001 compared to $136,000 in the first two  quarters of 2000. This decrease is due to decreased borrowings and increased interest earned on its average cash balances. Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations. Interest income increased in the first half of 2000 due to higher interest earned on its average cash balances.

             Income Taxes.  Despite net operating loss carryforwards available to offset taxable income, the Company recorded an income tax provision for the first two quarters of 2001, due to projected 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk

             The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at June 17, 2001, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	Not Applicable.

Item 2 - Changes in Securities	Not Applicable.

Item 3 - Defaults upon Senior Securities	Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
                           The Company held its Annual Meeting of Stockholders on May 24, 2001.  The stockholders voted on proposals on:

                           (1) The election of two (2) Class III directors, Everett F. Jefferson and Barry E. Krantz, to hold office for a three-year term and until their successors are elected and qualified.  The proposal was approved by the following vote:

Nominee	For	Withheld

Everett F. Jefferson	5,245,902	287,785
Barry E. Krantz	5,491,757	41,930

                                (2) The approval of the Company’s 2001 Employee Stock Purchase Plan. The plan was approved by the following vote:

For	Against	Abstain

5,383,493	107,459	42,745

                                (3) The appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 30, 2001.  The proposal was approved by the following vote:

For	Against	Abstain

5,481,937	10,190	41,560

Item 5 - Other Information	Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)         Exhibits.  The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b)         Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended June 17, 2001.

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

Dated: July 31, 2001

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