Form 10-Q
period 2001-09-09
FRESH CHOICE INC
filed 2001-10-23
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended        September 9, 2001

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

☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of October 8, 2001 was 5,876,094.

FRESH CHOICE, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at September 9, 2001and December 31, 2000

Condensed Consolidated Statements of Income for the Twelve and Thirty-Six Weeks ended September 9, 2001 and September 3, 2000

Condensed Consolidated Statements of Cash Flows for the Thirty-Six Weeks ended September 9, 2001 and September 3, 2000

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO FORM 10-Q EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	September 9, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,484	$2,918
Receivables	203	239
Inventories	534	478
Prepaid expenses and other current assets	675	1,253
Total current assets	7,896	4,888
PROPERTY AND EQUIPMENT, net	25,636	26,529
LEASE ACQUISITION COSTS, net	311	220
DEPOSITS AND OTHER ASSETS	541	522
TOTAL ASSETS	$34,384	$32,159
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,967	$2,019
Accrued salaries and wages	1,562	1,200
Sales tax payable	730	631
Other accrued expenses	1,534	1,777
Store closure reserve	-	364
Current portion of long-term obligations	561	1,805
Total current liabilities	6,354	7,796
CAPITAL LEASE OBLIGATIONS	245	485
LONG-TERM DEBT	2,225	115
OTHER LONG-TERM LIABILITIES	1,459	1,762
Total liabilities	10,283	10,158
STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2001 and 2000 - 1,187,906	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2001 - 5,876,094; 2000 - 5,833,282	42,473	42,405
Accumulated deficit	(23,547)	(25,579)
Total stockholders' equity	24,101	22,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,384	$32,159

The December 31, 2000 amounts are derived from the Company's audited financial statements.
See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)
	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2001	September 3, 2000	September 9, 2001	September 3, 2000

NET SALES	$18,343	$18,830	$54,143	$54,141
COSTS AND EXPENSES:
Cost of sales	4,032	4,561	12,300	13,097
Restaurant operating expenses:
Labor	5,586	5,653	16,941	16,924
Occupancy and other	5,272	5,228	15,657	15,234
Depreciation and amortization	762	886	2,350	2,599
General and administrative expenses	1,520	1,390	4,588	4,223
Store closure and asset impairment expenses	-	-	-	(8)
Total costs and expenses	17,172	17,718	51,836	52,069
OPERATING INCOME	1,171	1,112	2,307	2,072
Interest income	33	49	110	113
Interest expense	(128)	(100)	(316)	(300)
Interest expense, net	(95)	(51)	(206)	(187)
INCOME BEFORE INCOME TAXES	1,076	1,061	2,101	1,885
Provision for income taxes	33	28	69	50
NET INCOME	$1,043	$1,033	$2,032	$1,835
Basic net income per common share	$0.18	$0.18	$0.35	$0.32
Shares used in computing basic per share amounts	5,873	5,794	5,850	5,775
Diluted net income per common share	$0.15	$0.15	$0.29	$0.26
Shares used in computing diluted per share amounts	7,166	7,087	7,124	7,113

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
Thirty-Six Weeks Ended

	September 9, 2001	September 3, 2000

OPERATING ACTIVITIES:
Net income	$2,032	$1,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,510	2,816
Store closure and asset impairment expenses	-	(166)
Issuance of stock options for consulting services	5	10
Loss on disposal of property and equipment	46	93
Deferred rent	(303)	(378)
Change in operating assets and liabilities:
Receivables	36	113
Inventories	(72)	(4)
Prepaid expenses and other current assets	578	(199)
Accounts payable	(52)	(408)
Accrued salaries and wages	362	114
Other accrued expenses	(144)	87
Store closure reserve	(364)	(151)
Net cash provided by operating activities	4,634	3,762
INVESTING ACTIVITIES:
Capital expenditures	(1,719)	(2,601)
Proceeds from sale of property and equipment	2	397
Deposits and other assets	(40)	(41)
Net cash used in investing activities	(1,757)	(2,245)
FINANCING ACTIVITIES:
Common stock sales	63	45
Long term debt - borrowings	2,200	-
Long term debt - repayments	(1,200)	(200)
Capital lease obligations - repayments	(374)	(363)
Net cash provided by (used in) financing activities	689	(518)
INCREASE IN CASH AND CASH EQUIVALENTS	3,566	999
CASH AND CASH EQUIVALENTS:
Beginning of period	2,918	2,458
End of period	$6,484	$3,457
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$177	$241

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks and Thirty-Six Weeks Ended September 9, 2001 and September 3, 2000
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

                            A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2001	September 3, 2000	September 9, 2001	September 3, 2000
(In thousands, except per share data)

Net income	$1,043	$1,033	$2,032	$1,835

Shares
Average common shares outstanding	5,873	5,794	5,850	5,775
Stock options	105	105	86	150
Convertible preferred stock	1,188	1,188	1,188	1,188
Total shares and diluted shares	7,166	7,087	7,124	7,113
Basic net income per common share	$0.18	$0.18	$0.35	$0.32
Diluted net income per common share	$0.15	$0.15	$0.29	$0.26

                            The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2001	September 3, 2000	September 9, 2001	September 3, 2000
(In thousands)

Potential Dilutive Securities

Stock options excluded	580	492	768	381
Stock warrants	100	138	100	138

3.           INCOME TAXES

                            Despite net operating loss carryforwards available to offset taxable income, the Company recorded an income tax provision for the thirty-six weeks ended September 9, 2001, due to projected 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

4.           BORROWING ARRANGEMENTS

                            On August 13, 2001 the Company closed on a $2,200,000 loan (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (6.5% at September 9, 2001) plus 0.625%.  The Note has a fifteen year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                            At September 9, 2001 the Company had $2,200,000 of debt outstanding under the Loan described above.  At September 9, 2001, $2,111,000 was included in long-term debt and $89,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

                            On October 5, 2001 the Company entered into a $2,000,000 revolving line of credit (the  “Agreement”) with a bank which expires on October 5, 2002.  Borrowings bear interest at the prime rate (5.5% at October 5, 2001) plus 0.5%.  Borrowings under the line are collateralized by the Company’s personal property.  Borrowings are limited by any outstanding letters of credit.  At October 5, 2001, the Company had $1,350,000 available and had no borrowings under the Agreement.

                            The Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio.  The Agreement also limits the Company’s fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock.  In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.

5.           STORE CLOSURE RESERVE

                            The store closure reserve of $364,000 at December 31, 2000 consisted of the $32,000 remaining cash payments to be made on an agreement to settle the lease obligation on the Company’s last remaining restaurant in Houston that was closed in 2000 and the $332,000 of cash payments to be made for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.  As of September 9, 2001 the Company had made all scheduled payments.

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

                            In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2001 such holder notified the Company that it had no intention at that time of exercising such right; however, the holder has not waived any of its rights under the agreement.

7.           RECENTLY ISSUED ACCOUNTING STANDARDS

                            In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 requires that all business combinations be accounted for under the purchase method.  The statement further requires separate recognition of intangible assets that meet one of two criteria outlined in the statement.  The statement applies to all business combinations initiated after June 30, 2001.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

                            The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the thirty-six weeks ended September 9, 2001.  The interim Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                            In addition, the recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets, food supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements.  Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made.  The Company undertakes no obligation to update any forward-looking statement.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

                            On August 13, 2001 the Company closed on a $2,200,000 loan (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (6.5% at September 9, 2001) plus 0.625%.  The Note has a fifteen year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                            At September 9, 2001 the Company had $2,200,000 of debt outstanding under the Loan described above.  At September 9, 2001, $2,111,000 was included in long-term debt and $89,000 was included in the current portion of long-term obligations. The deed of trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

                            In August of 2001 the Company paid the remaining balance of its debt of $1,050,000 with its previous lending facility.  The Company wrote off $38,000 of unamortized fees in the quarter due to the early payoff of this debt.

                            On October 5, 2001 the Company entered into a $2,000,000 revolving line of credit (the  “Agreement”) with a bank which expires on October 5, 2002.  Borrowings bear interest at the prime rate (5.5% at October 5, 2001) plus 0.5%.  Borrowings under the line are collateralized by the Company’s personal property.  Borrowings are limited by any outstanding letters of credit.  At October 5, 2001, the Company had $1,350,000 available and had no borrowings under the Agreement.

                            The Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio.  The Agreement also limits the Company’s fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock.  In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.

                            Long-term obligations at September 9, 2001 also included $717,000 of capital lease obligations, of which $472,000 was included in the current portion of long-term obligations, and a $114,000 note for site construction costs.

                            Operating activities for the thirty-six weeks ended September 9, 2001 provided $4,634,000 of cash flows.  The  $578,000 decrease in prepaid expenses and other current assets was primarily related to the prepayment of January rents in the prior fiscal year.  The store closure reserve decrease of  $364,000 was primarily due to the payment of the lease termination fee on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.  During the same period, the Company invested $1,719,000 in property and equipment including the opening of a third Fresh Choice Express test location during the first quarter of 2001.

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

                            In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5,500,000 which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2001 such holder notified the Company that it had no intention at that time of exercising such right; however, the holder has not waived any of its rights under the agreement.

                            The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company currently has signed leases for four new Fresh Choice restaurants in California, two of which are expected to open in the fourth quarter of 2001.  In addition, the Company has signed a lease for an additional Fresh Choice Express test location which is expected to open in Texas during the fourth quarter of 2001.  The total leasehold improvements and equipment costs for these three locations will be approximately $2,500,000, of which approximately $400,000 had been expended during the first three quarters of 2001.

                            The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, for expansion beyond 2001.  The Company plans to open a minimum of five new Fresh Choice restaurants in 2002.  The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.  The Company believes its operating cash requirements and fiscal 2001 capital requirements can be met through existing cash balances, cash provided by operations and its borrowing arrangements.  The Company is seeking additional debt financing to provide greater flexibility as it resumes restaurant expansion.

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

                            Operating Losses and Historical Declines in Comparable Store Sales.  The Company's profitability began to decline in the second half of 1994.  In the fourth quarter of 1994, the Company reported its first operating loss, and reported operating losses in both 1995 and 1996.  The Company reported a modest profit in 1997 but again incurred an operating loss in 1998.  The Company reported a profit for 1999, 2000 and for the thirty-six weeks ended September 9, 2001.  There can be no assurance that the Company will continue to be profitable over the long or short term.

                            Beginning late in the third quarter of fiscal 1994, the Company began reporting comparable store sales declines.  Comparable store sales continued to decline in each quarter through the end of 1998.  The Company reported comparable store sales declines of 4.6%, 15.3%, 5.9%, 2.7% and 4.8% for fiscal years 1994, 1995, 1996, 1997 and 1998, respectively.  During 1999 and 2000, the Company reported positive comparable store sales in each quarter and reported a comparable store sales increase of 3.5% and 7.3% for fiscal years 1999 and 2000, respectively.   The Company also reported a comparable store sales increase of 1.6% for the thirty-six weeks ended September 9, 2001.  There can be no assurance that comparable store sales will continue to improve.

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

                            Geographic Concentration.  As of October 8, 2001, 37 of the Company's 49 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity, and such pressure may continue to depress annual comparable store sales.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations.  In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse affect on net sales than if the Company's restaurants were more broadly dispersed.

                            Sensitivity to Economic Conditions and Consumer Spending.  The restaurant industry historically has been subject to substantial cyclical variation.  The California economy is slowing and since the events of September 11, 2001 there has been a downturn in the general economy and a decline in consumer spending in the restaurant industry.  A continued decline could have a material adverse effect on the Company’s financial performance, as restaurant sales tend to decline during recessionary periods.  A prolonged economic downturn could alter customers’ purchasing decisions, which most likely would have a material adverse impact on the Company’s revenue and results of operations.

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

                            Ability to Obtain Additional Financing.  The Company resumed its restaurant expansion in 2001. The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its ability to obtain funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its borrowing arrangements.  However, the Company is seeking additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

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

Results of Operations

                            The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended				Thirty-Six Weeks Ended
(Dollars in thousands)	September 9, 2001		September 3, 2000		September 9, 2001		September 3, 2000

NET SALES	$18,343	100.0%	$18,830	100.0%	$54,143	100.0%	$54,141	100.0%
COSTS AND EXPENSES:
Cost of sales	4,032	22.0%	4,561	24.2%	12,300	22.7%	13,097	24.2%
Restaurant operating expenses:					-		-
Labor	5,586	30.5%	5,653	30.0%	16,941	31.3%	16,924	31.3%
Occupancy and other	5,272	28.7%	5,228	27.8%	15,657	28.9%	15,234	28.1%
Depreciation and amortization	762	4.1%	886	4.7%	2,350	4.3%	2,599	4.8%
General and administrative expenses	1,520	8.3%	1,390	7.4%	4,588	8.5%	4,223	7.8%
Restructuring and asset impairment expenses	-	-%	-	-%	-	-%	(8)	-%
Total costs and expenses	17,172	93.6%	17,718	94.1%	51,836	95.7%	52,069	96.2%
OPERATING INCOME	1,171	6.4%	1,112	5.9%	2,307	4.3%	2,072	3.8%
Interest income	33	0.2%	49	0.2%	110	0.2%	113	0.2%
Interest expense	(128)	(0.7)%	(100)	(0.5)%	(316)	(0.6)%	(300)	(0.6)%
Interest expense, net	(95)	(0.5)%	(51)	(0.3)%	(206)	(0.4)%	(187)	(0.4)%
INCOME BEFORE INCOME TAXES	1,076	5.9%	1,061	5.6%	2,101	3.9%	1,885	3.4%
Provision for income taxes	33	0.2%	28	0.1%	69	0.1%	50	-%
NET INCOME	$1,043	5.7%	$1,033	5.5%	$2,032	3.8%	$1,835	3.4%
Number of restaurants:
Open at beginning of period	49		50		48		50
Open at end of period	49		48		49		48

                            The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company’s three Fresh Choice Express restaurants are excluded):

AVERAGE FRESH CHOICE RESTAURANTS

	Twelve Weeks Ended				Thirty-Six Weeks Ended
(Dollars in thousands)	September 9, 2001		September 3, 2000		September 9, 2001		September 3, 2000

NET SALES	$393	100.0%	$399	100.0%	$1,159	100.0%	$1,126	100.0%
COSTS AND EXPENSES:
Cost of sales	86	21.8%	96	24.1%	261	22.5%	271	24.1%
Restaurant operating expenses:
Labor	119	30.3%	119	29.9%	361	31.2%	351	31.1%
Occupancy and other	113	28.8%	112	27.9%	336	29.0%	318	28.2%
Depreciation and amortization	16	4.1%	19	4.7%	49	4.3%	54	4.8%
Total costs and expenses	334	85.0%	345	86.6%	1,007	87.0%	994	88.2%
RESTAURANT OPERATING INCOME	$59	15.0%	$54	13.4%	$152	13.0%	$132	11.8%
Average Fresh Choice restaurants open	46.0		46.6		46.0		47.6

(This table excludes Fresh Choice Express restaurants)

Results of Operations:  Twelve Weeks Ended September 9, 2001
Compared to Twelve Weeks Ended September 3, 2000

                            Net Sales.  Net sales for the quarter ended September 9, 2001 were $18,343,000, a decrease of $487,000, or 2.6%, from sales of $18,830,000 for the quarter ended September 3, 2000. The primary components of the net decrease in sales were:

Decrease in comparable store sales	$(395,000)
Incremental sales from non-comparable open restaurants	40,000
Absence of sales from closed restaurants	(132,000)
$(487,000)

                            The Company operated an average of 49.0 restaurants in the twelve weeks ended September 9, 2001 compared to 48.6 restaurants in the twelve weeks ended September 3, 2000.  Sales at the Company’s 46 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 2.1% in the third quarter of 2001 versus the third quarter of 2000.  Comparable Fresh Choice restaurant guest counts decreased 6.3%, while the comparable Fresh Choice restaurant average check increased 4.4% to $7.57, reflecting price increases and coupon offers at a lower discount.

                            Net sales per Fresh Choice restaurant averaged $393,000 in the third quarter of 2001, a decrease of 1.5% over net sales per restaurant of $399,000 in the third quarter of 2000 due to comparable store sales decreases as noted above.

                            Costs and Expenses.  Cost of sales (food and beverage costs) was 22.0% of sales in the third quarter of 2001 compared to 24.2% in the third quarter of 2000.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

                            Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 59.2% of sales in the third quarter of 2001 compared to 57.8% of sales in the third quarter of 2000, an increase of 1.4% of sales.

                            Labor costs as a percentage of sales were 30.5% for the third quarter of 2001 compared to 30.0% in the third quarter of 2000.  Labor costs as a percentage of sales were higher primarily due to an increase in the average hourly wage rate and lower average restaurant sales.

                            Occupancy and other expenses as a percentage of sales were 28.7% for the third quarter of 2001 compared to 27.8% of sales in the third quarter of 2000, an increase of 0.9% of sales.  The increase is due primarily to increases in gas and electricity costs which were up $142,000 or 23.8% over the prior year.

                            Depreciation and Amortization.  Depreciation and amortization expenses were 4.1% of sales in the third quarter of 2001 a decrease of 0.6% of sales from the third quarter of 2000.  The decrease resulted from a declining depreciable asset base for older restaurant equipment.

                            General and Administrative Expenses.  General and administrative expenses were 8.3% of sales in the third quarter of 2001 compared to 7.4% of sales in the third quarter of 2000.  The increase is primarily the result of higher legal fees and professional fees and higher payroll and payroll related expenses at the Company’s corporate office.  The higher payroll and related payroll expenses was primarily due to wage increases and being fully staffed in the third quarter of 2001 versus several open positions in the third quarter of 2000.  The increases were partially offset by a decrease in incentive accruals.

                            Interest Expense, net.  Interest expense, net was  $95,000 in the third quarter of 2001 compared to $51,000 in the third quarter of 2000. This increase is primarily due to a $38,000 write-off of unamortized fees in the quarter due to the early payoff of debt.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

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

Results of Operations:  Thirty-Six Weeks Ended September 9, 2001
Compared to Thirty-Six Weeks Ended September 3, 2000

                            Net Sales.  Net sales for the thirty-six weeks ended September 9, 2001 (first three quarters of 2001) were $54,143,000, an increase of $2,000, or approximately flat with sales of $54,141,000 for the thirty-six weeks ended September 3, 2000 (first three quarters of 2000). The primary components of the net change in sales were:

Increase in comparable store sales	$838,000
Incremental sales from non-comparable open restaurants	287,000
Absence of sales from closed restaurants	(1,123,000)
$2,000

                            The Company operated an average of 48.9 restaurants in the first three quarters of 2001 compared to 49.2 restaurants in the first three quarters of 2000.  Sales at the Company’s 46 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, increasesd 1.6% in the first three quarters of 2001 versus the first three quarters of 2000.  Comparable Fresh Choice restaurant guest counts decreased 2.7%, while the comparable Fresh Choice restaurant average check increased 4.4% to $7.55, reflecting price increases and coupon offerings at a lower discount.

                            Net sales per Fresh Choice restaurant averaged $1,159,000 in the first three quarters of 2001, an increase of 2.9% over net sales per restaurant of $1,126,000 in the first three quarters of 2000 due primarily to the average check increase and the closure of lower sales volume restaurants.

                            Costs and Expenses.  Cost of sales (food and beverage costs) was 22.7% of sales in the first three quarters of 2001 compared to 24.2% in the first three quarters of 2000, a decrease of 1.5% of sales.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

                            Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 60.2% of sales in the first three quarters of 2001 compared to 59.4% of sales in the first three quarters of 2000, an increase of 0.8% of sales.

                            Labor costs as a percentage of sales were 31.3% in the first three quarters of 2001 compared to 31.3% in the first three quarters of 2000.  The labor cost percentage benefited from the higher average check and management of hours in the restaurants offsetting rising salaries and a higher average wage.

                            Occupancy and other expenses as a percentage of sales were 28.9% in the first three quarters of 2001 compared to 28.1% of sales in the first three quarters of 2000, an increase of 0.8% of sales.  The increase is due primarily to increases in gas and electricity costs which were up $459,000 or 31.4% over the prior year.  In addition advertising increased to 3.2% of sales versus 3.0% of sales in the first three quarters of 2001.

                            Depreciation and Amortization.  Depreciation and amortization expenses were 4.3% of sales in the first three quarters of 2001 compared to 4.8% of sales in the first three quarters of 2000.  The decrease resulted from a declining depreciable asset base for older restaurant equipment.

                            General and Administrative Expenses.  General and administrative expenses were 8.5% of sales in the first three quarters of 2001 compared to 7.8% of sales in the first three quarters of 2000.  The increase is primarily the result of higher legal and professional fees and payroll and payroll related expenses at the Company’s corporate office.  The higher payroll and payroll related expenses was due primarily to wage increases and being fully staffed in the first three quarters of 2001 versus several open positions in the first three quarters of 2000.

                            Interest Expense, net.  Interest expense was  $206,000 in the first three quarters of 2001 compared to $187,000 in the first three quarters of 2000. This increase is due primarily to a $38,000 write-off of unamortized fees in the third quarter due to the early payoff of debt.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

                            Income Taxes.  Despite net operating loss carryforwards available to offset taxable income, the Company recorded an income tax provision for the first three quarters of 2001, due to projected 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk

                            The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at September 9, 2001, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b)         Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 9, 2001.

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

/S/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  October 23, 2001

INDEX TO FORM 10-Q EXHIBITS

EXHIBIT
NO.			DESCRIPTION

3.1	(1)		Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)		Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)		Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)		Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)		Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)		Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)		Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)		Form of Indemnity Agreement for directors and officers

10.2	(2)	(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)	(3)	1992 Employee Stock Purchase Plan

10.8	(8)		Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)		Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)		Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company's Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)	(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)	(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)	(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)	(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)		Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)	(3)	Form of Severance Agreement with Senior Vice Presidents

10.39	(15)	(3)	Officer Incentive Plan for fiscal year 2000

10.40	(15)	(3)	Senior Vice President of Operations Incentive Plan for fiscal year 2000

10.41	(16)	(3)	2001 Home Office Incentive Plan

10.42	(16)	(3)	Senior Vice President of Operations 2001 Incentive Plan

10.43		(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44		(3)	Amendment to Employment offer letter to Everett F. Jefferson dated October 9, 2001

10.45		(3)	Amendment to Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46		(3)	2001 Employee Stock Purchase Plan

10.47		(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48			Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49			Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50			Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51			Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52			Promissory Note dated October 5, 2001 with Mid Peninsula Bank

EXHIBIT
NO.	DESCRIPTION

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