Form 10-K
period 2001-12-30
FRESH CHOICE INC
filed 2002-03-29
CIK 893741

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number 0-20792

FRESH CHOICE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0130849 (I.R.S. Employer Identification No.)
485 Cochrane Circle, Morgan Hill, CA (Address of principal executive offices)	95037-2831 (Zip Code)

Registrant's telephone number, including area code: (408) 776-0799

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on March 7, 2002 was $7,864,309. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at March 7, 2002 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

        Number of shares of Common Stock, $0.001 par value, outstanding as of March 7, 2002 was 5,909,215.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
(1) Proxy Statement for the Annual Meeting of Stockholders scheduled for May 23, 2002	Part III

FRESH CHOICE, INC.
ANNUAL REPORT ON FORM 10-K

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

Item 1. BUSINESS.

        As of March 7, 2002, the Company operated 51 restaurants, 47 restaurants operate under the "Fresh Choice" and "Zoopa" brand names and 4 operate under the "Fresh Choice Express" brand name. The Company operates 38 restaurants in California, 4 restaurants in the state of Washington and 9 restaurants in Texas, including the four Fresh Choice Express restaurants. Fresh Choice and Zoopa restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen low-fat soft serve and other desserts, offered in a limited-service format. The Company's goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and value appeal of traditional buffet restaurants.

        The Fresh Choice and Zoopa restaurants use fresh produce and high-quality ingredients in their menu offerings. Fresh produce is delivered several days per week to each restaurant, and all menu items are prepared on-site. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in exhibition-style cooking areas throughout the day. Guests make their selections from salads, soups, baked potatoes, hot pasta, pizza, muffins, breads, bakery goods, fresh fruit, frozen low-fat soft serve and specialty desserts. Rotisserie chicken and related side dishes are served in several Texas and selected rural California locations.

        The Company believes that its Fresh Choice and Zoopa restaurants provide guests an excellent price/value relationship by offering unlimited servings for a current single price of $6.99 at lunch, $7.99 at dinner, $4.49 for children ages six to twelve and $1.49 for children ages three to five with children under three free, in most locations, plus the cost of a beverage. The Company's wide variety of high-quality food and attractive prices are designed to appeal to a broad range of guests, including families, business professionals, students and senior citizens. In addition, the Company believes the concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

        Fresh Choice Express is a test concept designed as an extension of the Fresh Choice brand, and existing local Fresh Choice restaurants, where many of the food items are produced and delivered to the Express location. Three of the test locations are in office or hotel buildings providing breakfast and lunch, Monday through Friday. These restaurants allow a guest to choose from a grab and go menu or select from hot menu offerings, including grilled sandwiches, signature soups and baked potatoes. The fourth test location is in a mall and includes a fully-branded licensed Starbucks retail store as an integrated element. The mall location is open seven days per week for breakfast, lunch and dinner. The menu features a selection of made to order salads, signature soups, baked potatoes and made to order grilled sandwiches. The licensed Starbucks retail store was opened under a licensing agreement between Fresh Choice and Starbucks Coffee Company and offers handcrafted espresso beverages, drip coffee and a selection of freshly baked pastries. Additional licensed Starbucks retail store locations will be determined jointly between Starbucks Coffee Company and Fresh Choice.

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

        The Company acquired the Zoopa trade name and three Zoopa restaurants in fiscal 1997 and currently operates its four (4) Washington restaurants and one (1) restaurant in San Antonio, Texas under the Zoopa name. The Company opened one new Fresh Choice restaurant in California and two new Fresh Choice Express test restaurants in Texas in fiscal 2001. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating, purchasing and advertising efficiencies, enhance brand-name recognition, and discourage competition.

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

Business Strategy

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

        Fresh, Healthy, High-Quality Food.    The Company is committed to using fresh produce and high-quality ingredients in its menu offerings. Fresh produce is delivered several days per week to each restaurant, and all menu items are prepared on-site. To reinforce the Company's commitment to freshness, many of the Company's food offerings are prepared in separate exhibition-style cooking areas throughout the day. The Company maintains stringent quality standards in identifying, purchasing and preparing fresh food and ingredients.

        Extensive Food Selection.    The restaurant's broad selection of food offerings is designed to appeal to a wide range of guests. Each restaurant features a selection of specialty salads daily, prepared from recipes developed or acquired by the Company, as well as salad ingredients and a variety of dressings that allow guests to create their own salads. Each restaurant also offers a selection of delicious freshly-prepared soups, hot pasta with a variety of signature sauces, pizza, hot breads, muffins and other bakery goods, baked potatoes, fruits, frozen low-fat soft serve and other desserts. Rotisserie chicken and related side dishes are served in several Texas and selected rural California locations.

        Quality Assurance/Food Safety Program.    The Company is committed to ensuring the highest levels of product quality, consistency and freshness. The Company's restaurant managers audit taste and monitor safe food temperatures throughout the day. Strict shelf life standards are required on all food items. Only high quality ingredients from reputable sources are used in the restaurants. The regional managers inspect the restaurants regularly to assure that all standards are in place and the individual restaurants are complying with product specifications and recipe adherence.

        Fresh Choice provides and requires food safety training to all crewmembers and managers. All restaurants food safety practices are inspected by the regional manager regularly and typically once per quarter by a quality assurance manager. The results of these inspections directly impact manager incentive pay. Prepared food and food storage temperatures are checked for adherence to standards throughout the day with the results recorded. Frequent crewmember hand washing is required and monitored. Fresh Choice restaurants use a safe, flavor and odor free anti-microbial wash on all fruits and vegetables to ensure that clean and safe produce is served to guests. The Company has begun a program to install digital video cameras in all Fresh Choice and Zoopa restaurants in fiscal 2002. These cameras will be strategically placed throughout each restaurant to enhance safety in the restaurants. These cameras will be capable of being accessed off premise to allow the quality assurance manager; the regional managers and other authorized home office crewmembers to observe the restaurants as deemed necessary.

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

Expansion Strategy

        The Company intends to expand in fiscal 2002 in its existing markets. The Company opened one new Fresh Choice restaurant in 2001 and, as of March 7, 2002, has opened one new Fresh Choice restaurant in fiscal 2002. The Company currently plans to open five to seven additional Fresh Choice restaurants in 2002, of which four have signed land and building leases and one has a signed land lease. Expansion within the Company's existing markets will allow the Company to generally benefit from advertising, purchasing and operating efficiencies. In addition, the Company believes clustering allows the Company to capture more of the available guest base and to discourage competition. To the extent that the Company elects to open new restaurants in markets outside of its existing markets, the Company expects that these restaurants may benefit from certain volume purchasing discounts and operating efficiencies generally applicable to its current restaurants.

        In 2001, the Company opened two additional Fresh Choice Express test restaurants in Texas with no additional test restaurants planned for 2002. The Fresh Choice Express is designed for office buildings and other high traffic captive locations utilizing our local restaurants for much of the prep work, thus keeping capital and operating costs down. Further expansion of the Fresh Choice Express concept will be based upon an evaluation of the results in these test locations.

        There can be no assurance that the restaurants will be successful outside the Company's existing markets, in locations where the Company has limited operating experience, where the weather is more seasonal, or where regional tastes and restaurant preferences may be different. In addition, the Company's ability to successfully implement an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and equipment costs, as well as general economic conditions and the degree of competition in the particular market. The Company has already experienced and expects to continue to experience delays in restaurant openings from time to time. As the Company continues expansion, there can be no assurance that the Company will be successful in opening the number of restaurants anticipated, that those restaurants will be opened in a timely manner, or that, if opened, those restaurants will be operated profitably. In addition, the Company frequently reviews the operating performance and profitability of its restaurants, and, to the extent they do not meet expectations for operating performance, restaurants will be evaluated for possible closure. The Company has closed restaurants in the past and given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company's business, financial condition and results of operations.

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

Restaurant Economics

        For the 52 weeks ended December 30, 2001, the 46 Fresh Choice and Zoopa restaurants open throughout the entire period generated average net sales of approximately $1,603,000 and average cash flow, after occupancy expenses, of approximately $247,000 or 15.4% of net sales. During fiscal 2001 the Company opened one new Fresh Choice restaurant and, as of March 7, 2002, has opened one new Fresh Choice restaurant in fiscal 2002. The average cash cost of these two restaurants was $1,200,000, not including restaurant opening expenses. The investment of capital to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of a land lease the cost to construct the building. The Company currently leases the sites for most of its restaurants, mixed between in-line, mall and stand-alone sites.

Concept and Menu

        Each Fresh Choice and Zoopa restaurant features a salad bar offering signature specialty tossed and prepared salads with an extensive choice of salad ingredients and dressings. All specialty tossed salads and specialty prepared salads are clearly marked, and low-fat and fat-free items are prominently identified. Throughout the day several crewmembers maintain the salad bar and replenish individual salads and ingredients from the opposite side of the salad bar, minimizing interference with guests. Separate exhibition-style arcades offer fresh soups, hot pasta dishes, pizza, baked potatoes, hot breads, muffins and other bakery goods, fresh fruits, frozen low-fat soft serve and other desserts. Rotisserie chicken and related side dishes are served in Texas and selected rural California locations. During peak hours, each guest is escorted to his or her table. Each guest may obtain unlimited refills of all food dishes, soft drinks, lemonade, coffee and tea.

        The Company has developed proprietary recipes for a broad assortment of specialty salads, soups, pasta sauces, and muffins. In each product category, the restaurants offer several standard dishes daily, and rotates additional offerings to provide variety for the Company's many repeat guests. Each category also contains daily offerings that are particularly low in fat. Because the restaurants utilize a broad variety of produce and other ingredients in its dishes and is not overly dependent on any individual recipe, it is able to substitute dishes and ingredients in the event that weather conditions or supply factors lead to high prices or shortages of particular produce items or other ingredients. The Company believes that the flexibility of its menu allows it to accommodate regional tastes and minimize the impact of cost increases.

        Salads.    The restaurants offer signature specialty tossed salads and specialty prepared salads, each of which is made from recipes created by the Company, and salads made by the guest from a broad assortment of salad ingredients. The salad bar in each restaurant features specialty tossed salads that are prepared exhibition-style and are rotated frequently.

        Each day the salad bar features a selection of specialty prepared salads from among the Company's more than 90 recipes. The Company's salad bar also offers more than 40 salad ingredients and toppings, allowing guests to create their own salad. The ingredients include various types of lettuce and a broad assortment of vegetables, cheeses, and other toppings. The Company offers 10 dressings and a selection of gourmet oils and vinegars.

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

        Desserts.    The restaurants offer an assortment of desserts, including fresh fruits, tapioca, chocolate pudding, frozen low-fat soft serve, tasty cakes, and a triple chocolate decadence brownie.

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

Restaurant Design

        The Company's restaurants utilize a salad bar, with the cash registers placed at the end of the salad bar in most of the restaurants before the guest has access to the other food service areas. A few of the Company's restaurants have been designed so that the cash registers are positioned toward the front of the restaurant to provide guests with direct access to the various food service areas. The Company's new restaurants incorporate an open, colorful, fun, brighter, more inviting decor package and a more efficient layout. This new look was incorporated into the Company's remodel program completed in fiscal 2000.

        The Company's restaurants range from 4,800 to 10,000 square feet, seating from 108 to 308 guests inside. The Company's average Fresh Choice restaurant is approximately 6,935 square feet and has inside seats for approximately 220 guests. In addition, many of the Company's restaurants provide limited outdoor seating. The flexible design of the restaurants enables the Company to take advantage of a broad range of available sites.

Remodeling

        Remodeling is an integral part of the Company's strategic plan. Restaurants typically require remodeling every five to seven years. The Company's latest remodel program incorporated an open, colorful, fun, brighter, more inviting decor package. This remodeling program was completed in fiscal 2000.

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

        The management staff of a typical Fresh Choice restaurant consists of one general manager, two or three restaurant managers and a shift manager. The Company externally recruits most of its restaurant managers, virtually all of whom have prior restaurant management experience. Most of the Company's current general managers have been promoted from restaurant managers. All newly hired managers participate in the Company's training course. Each restaurant also employs approximately 35 hourly crewmembers, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation and profitability of the restaurant. To enhance quality, service, cleanliness, maintenance and safety, the Company has developed detailed systems, procedures and controls with respect to labor and food cost standards, food preparation, planning and scheduling. The Company's culture emphasizes a sense of ownership and entrepreneurship. The Company maintains a variety of programs to reward excellent service and performance by each crewmember at the restaurant level. In addition to a competitive base salary, the Company has incentive plans that rewards restaurant managers based upon achieving sales and profit targets, controlling costs, quality of operations and tenure with the Company.

        Food Purchasing.    The Company has designed systems for determining order quantities and has developed preparation methods that together ensure freshness, maximize usage and minimize waste. Most food items are purchased on a centralized basis to ensure uniform quality and adequate supplies, and to obtain competitive prices. To the extent possible, the Company purchases food items pursuant to fixed-price, annual contracts that are not subject to minimum quantity requirements. All produce is purchased from sources that have been pre-qualified to meet the Company's specifications. Produce is delivered directly to individual restaurants. At each restaurant, the management team is responsible for assuring that all deliveries meet the Company's guidelines regarding freshness and quality. The Company believes alternate sources are available for all products.

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

Competition

        The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. The Company believes that it competes favorably with respect to these factors, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship. In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.

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

Employees

        As of March 7, 2002, the Company had approximately 1,763 crewmembers. These included approximately 1,566 hourly restaurant crewmembers, of whom approximately 1,005 were part-time crewmembers, approximately 152 full-time restaurant managers and trainees and approximately 45 full-time corporate management and staff. None of the Company's crewmembers is represented by a labor union. The Company believes its employee relations are excellent.

Executive Officers of the Registrant

        The executive officers of the Company as of March 7, 2002 are as follows:

Name	Age	Position
Everett F. Jefferson	63	President, Chief Executive Officer and Director
David E. Pertl	49	Senior Vice President and Chief Financial Officer
Tim G. O'Shea	54	Senior Vice President, Marketing
Joan M. Miller	50	Senior Vice President, Human Resources
Tina E. Freedman	41	Senior Vice President, Product Development and Purchasing
Steven A. Adkins	36	Senior Vice President, Operations

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

        Operating Losses and Historical Declines in Comparable Store Sales.    Our quarterly and annual operating results and same store sales have fluctuated significantly in the past and are likely to fluctuate significantly in the future. The Company reported its first operating loss in the fourth quarter of 1994, and reported operating losses in three of the following four years. Although the Company has reported a profit for each of the last three years, there can be no assurance that the Company will continue to be profitable over the long or short term.

        From the third quarter of fiscal 1994 through the end of 1998, the Company reported quarterly comparable store sales declines. The Company reported positive comparable store sales in each quarter of the following two years; however, the Company comparable store sales decreased for fiscal year 2001. There can be no assurance that comparable store sales experienced in 2001 will not decline further.

        Expansion.    The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001 and another opening at the beginning of 2002. The Company plans to open five to seven additional Fresh Choice restaurants in 2002. There can be no assurance that the two opened restaurants or future restaurants will be successful. The Company's ability to successfully implement an expansion strategy will depend upon a variety of factors, many of which may beyond the Company's control, including the Company's ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and equipment costs, as well as general economic conditions and the degree of competition in the particular market.

        The Company's expansion plans may include entering new geographic regions in which the Company has no previous operating experience. There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, Texas and Washington where tastes and restaurant preferences may be different. In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites. These difficulties may make it difficult for the Company to achieve its store growth objectives.

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

        Geographic Concentration.    As of March 7, 2002, 38 of the Company's 51 restaurants were located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company's restaurants were more broadly dispersed.

        Sensitivity to Economic Conditions and Consumer Spending.    The restaurant industry historically has been subject to substantial cyclical variation. The California economy has slowed since the events of September 11, 2001 and there has been a downturn in the general economy and a decline in consumer spending in the restaurant industry. A continued decline could have a material adverse effect on the Company's financial performance as restaurant sales tend to decline during recessionary periods. A prolonged economic downturn could alter customers' purchasing decisions, which most likely would have a material adverse impact on the Company's revenue and results of operations.

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

        Seasonality and Quarterly Fluctuations.    The Company's restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. The fourth quarter of 2000 included 17 weeks. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year

        Dependence on Key Personnel.    The success of the Company depends on the efforts of key management personnel. The Company's success will depend on its ability to motivate and retain its key crewmembers and to attract qualified personnel, particularly general managers, for its restaurants. The Company faces significant competition in the recruitment of qualified crewmembers.

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

        Competition.    The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. Many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship. In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.

        Ability to Obtain Additional Financing.    The Company resumed its restaurant expansion in 2001. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its ability to obtain funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing. The Company may seek additional financing to provide greater flexibility. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.

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

        The Company's restaurants range from 4,800 to 10,000 square feet with inside seating for 108 to 308 guests. Many of the Company's restaurants provide limited outdoor seating.

        Restaurant locations leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of ten to twenty years, with options to renew for additional periods, which range from five to fifteen years. Of the Company's current leases all, except six, have remaining terms or renewal options extending more than five years following the date of this report. Of these six, two expire in 2002, three in 2004 and one in 2006. As of March 7, of the two restaurants whose leases expire in 2002, one restaurant has been closed and one is planned for closure later in 2002.

        There can be no assurance that the Company will be able to extend the remaining four leases on favorable terms or at all. To the extent the Company is unable to extend these leases, or secure alternative locations on favorable terms, the Company's operating results would be adversely impacted.

        The Company currently leases a separate facility for its executive headquarters pursuant to a lease that expires July 31, 2010. The Company believes that such facility is adequate for its office space requirements through fiscal 2002. If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Stock Information.    Fresh Choice, Inc.'s common stock trades on The Nasdaq Stock Market® under the Symbol: SALD. At March 7, 2002, 5,909,215 shares were owned by 316 stockholders of record. The following are the Company's common stock high and low closing sales prices for the fiscal years 2000 and 2001:

2000	High	Low
First Quarter	$6.125	$2.125
Second Quarter	5.375	2.125
Third Quarter	3.563	2.313
Fourth Quarter	2.875	1.625
2001	High	Low
First Quarter	$4.125	$1.813
Second Quarter	3.150	2.150
Third Quarter	3.100	2.360
Fourth Quarter	3.030	1.900

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

Item 6. SELECTED FINANCIAL DATA.

        A five-year summary of selected financial data follows:

	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998	December 28, 1997
	(Dollars in thousands, except per share amounts)
Net sales	$75,208	$77,963	$74,071	$73,887	$72,978
Operating income (loss)	1,394	1,997	679	(6,199)	219
Net income (loss)	1,125	1,675	185	(6,443)	333
Basic net income (loss) per share	0.19	0.29	0.03	(1.13)	0.06
Diluted net income (loss) per share	0.16	0.24	0.03	(1.13)	0.05
Total assets	34,840	32,159	31,857	33,205	35,608
Working capital (deficiency)	(716)	(2,908)	(3,822)	(7,201)	(3,830)
Long-term debt and capital lease obligations, including current portion	3,224	2,405	3,242	1,647	118
Stockholders' equity	$23,259	$22,001	$20,212	$19,946	$26,318
Number of restaurants open at end of year:
Fresh Choice and Zoopa	47	46	49	51	53
Fresh Choice Express	4	2	1	–	–

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

RESULTS OF OPERATIONS

        Fresh Choice, Inc. operates limited-service restaurants offering high quality, freshly made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen low-fat soft serve and other desserts. The Company operated 51 restaurants at December 30, 2001, 48 restaurants at December 31, 2000 and 50 restaurants at December 26, 1999. The Company's fiscal year ends on the last Sunday in December. Fiscal years 2001 and 1999 each contained 52 weeks while fiscal year 2000 contained 53 weeks.

        After opening its first restaurant in 1986, Fresh Choice expanded steadily, its early growth driven by the strong unit economics of its restaurants. The Company operated 22 restaurants at the time of its initial public offering in December 1992. With $12.7 million in net proceeds from its initial offering and an additional $19.6 million in net proceeds from a secondary offering in July 1993, the Company accelerated its growth, opening 14 new restaurants in 1993 (including its first two restaurants outside of California), 15 new restaurants in 1994 (including seven restaurants outside of California), seven restaurants in 1995 (of which two are located outside of California) and one restaurant in 1996. The Company opened a number of locations which did not reach anticipated sales levels and opened a greater percentage of restaurants in freestanding buildings. The increase in freestanding units and other refinements and the expansion of the Company's restaurant configuration and decor resulted in an increase in the Company's initial cash investment in new units. At the same time, the Company experienced unanticipated declines in sales at its restaurants, resulting in part from increased competition in the casual/family dining sector and greater than expected cannibalization of its existing restaurants. The Company's profitability began to decline in the second half of 1994, and the Company reported its first operating loss in the fourth quarter of 1994. The Company reported additional operating losses for each quarter of 1995. In 1995, after an analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants. The Company recorded a $23.9 million restructuring charge in 1995 in connection with the plan. At year end 1995, the Company closed three restaurants.

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

        In the fourth quarter of 1998, the Company announced a plan, which provided for the closure of four previously impaired restaurants, the closure of two additional restaurants at the end of their lease terms in 1999, and a write-down of restaurant assets to fair market value for two other restaurants. The Company recorded a $3.7 million store closure and asset impairment charge in connection with the plan which was implemented in response to the continued poor operating performance of the four previously-impaired restaurants, the cannibalization of sales resulting from over-building in the Company's core Northern California market and lower-than-anticipated sales at certain new restaurants. The Company closed three of these restaurants in 1998 and another one at the beginning of 2000. After significant improvement in operating performance at the two remaining locations, management reversed its decision to not renew the lease on one location and in 2000 reversed its decision to close the other restaurant.

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

        During 2000, the Company again reported four consecutive quarters of comparable store sales growth. This sales growth, along with the continued management of costs, resulted in the Company reporting a profit of $1.7 million in 2000. The Company closed three restaurants in 2000. The Company closed one restaurant in accordance with the plan announced in 1998 at the beginning of 2000. During the second quarter of 2000, the Company reversed its decision to close the remaining restaurant identified for closure in 1998 based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. The Company also made the decision to close its last remaining restaurant in Houston due to continued poor performance. In addition, the Company recorded an asset impairment expense of $171,000 for one under-performing restaurant. The Company also recorded a lease termination charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.

        During 2001, the Company's comparable store sales turned negative in the third and fourth quarters after ten consecutive quarters of comparable store sales growth. The Company believes the negative comparable store sales were the result of a weakening economy and lower consumer confidence following the September 11, 2001 tragedy. Despite the softening sales, the Company continued its effective management of costs and reported a profit of $1.1 million in 2001. The Company resumed the expansion of the Fresh Choice concept, opening one new Fresh Choice restaurant in 2001 and another in the first quarter of 2002. The Company expects to open an additional five to seven Fresh Choice restaurants in 2002. The Company also recorded a store closure and asset impairment charge of $181,000 for the planned closure of two restaurants whose leases expire in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Management believes the following accounting policies, among others, represent its more critical or complex estimates and assumptions used in preparation of its consolidated financial statements. These estimates and assumptions include, but are not limited to, the valuation allowance for deferred income taxes, estimated useful lives of property and equipment, the recording of restaurant opening costs the accounting for stock-based awards and the accrual for workers' compensation claims.

        The Company evaluates its estimates and assumptions on an on-going basis and believes its estimates and assumptions are reasonable based on historical experience and other factors. However, actual results could differ from those estimates and these differences could be material to the consolidated financial statements. Our accounting policies are more fully described in Note 1 to the financial statements. The accounting policies management has identified as critical or complex accounting policies are described below.

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

        Restaurant opening costs.    Restaurant opening costs consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce and are expensed as incurred.

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

        Stock-based compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. The Company accounts for stock-based awards to non employees in accordance with SFAS 123 and EITF 96-18.

        Workers' Compensation Claims Accrual.    The Company records estimates for workers' compensation claims under its workers' compensation program. Estimated reserves are based on available historical claim settlement data for reported claims.

        The following table presents the components of average operating income on a per restaurant basis; based on the average number of Fresh Choice and Zoopa restaurants open during the year (the Company's Fresh Choice Express restaurants are excluded):

	2001		2000		1999
	(Dollars in thousands)
NET SALES	$1,604	100.0%	$1,637	100.0%	$1,468	100.0%

COSTS AND EXPENSES:
Cost of sales	362	22.6	389	23.7	359	24.5
Restaurant operating expenses:
Labor	508	31.6	515	31.5	476	32.4
Occupancy and other	489	30.5	473	28.9	441	30.1
Depreciation and amortization	71	4.5	77	4.7	71	4.8

Total costs and expenses	1,430	89.2	1,454	88.8	1,347	91.8

RESTAURANT OPERATING INCOME	$174	10.8%	$183	11.2%	$121	8.2%

Average Fresh Choice and Zoopa restaurants open	46.1		47.1		50.3

        The following table sets forth items in the Company's statements of income as a percentage of sales:

	2001		2000		1999
	(Dollars in thousands)
NET SALES	$75,208	100.0%	$77,963	100.0%	$74,071	100.0%

COSTS AND EXPENSES:
Cost of sales	17,101	22.7	18,615	23.9	18,131	24.5
Restaurant operating expenses:
Labor	23,854	31.7	24,565	31.5	24,043	32.5
Occupancy and other	22,868	30.4	22,461	28.8	22,220	30.0
Depreciation and amortization	3,419	4.6	3,703	4.8	3,539	4.8
General and administrative expenses	6,172	8.2	6,271	8.0	5,445	7.3
Restaurant opening costs	219	0.3	23	–	8	–
Store closure and asset impairment expenses	181	0.2	328	0.4	458	0.6
Gain on sale of property	–	–	–	–	(452)	(0.6)

Total costs and expenses	73,814	98.1	75,966	97.4	73,392	99.1

OPERATING INCOME	1,394	1.9	1,997	2.6	679	0.9
Interest income	166	0.2	185	0.2	82	0.1
Interest expense	(386)	(0.5)	(461)	(0.6)	(506)	(0.7)

Interest expense, net	(220)	(0.3)	(276)	(0.4)	(424)	(0.6)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,174	1.6	1,721	2.2	255	0.3
Provision for income taxes	49	0.1	46	0.1	–	–

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,125	1.5	1,675	2.1	255	0.3
Cumulative effect of change in accounting principle-adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities"	–	–	–	–	(70)	(0.1)

NET INCOME	$1,125	1.5%	$1,675	2.1%	$185	0.2%

        Net sales.    In 2001, net sales decreased $2.8 million, or 3.5%, to $75.2 million. Sales decreased $2.2 million at the Company's 46 restaurants open in both 2001 and 2000. The two restaurants closed in 2000 accounted for a $1.1 million decline in sales. The one new Fresh Choice restaurant contributed $0.2 million in net sales. The Fresh Choice Express restaurants opened in 2000 and 2001 contributed $0.3 million to net sales.

        In 2000, net sales increased $3.9 million, or 5.3%, to $78.0 million. Sales increased $6.4 million at the Company's 46 restaurants open in both 2000 and 1999. The five restaurants closed in 1999 and 2000 accounted for a $3.2 million decline in sales. The Fresh Choice Express restaurants opened in 1999 and 2000 contributed $0.7 million to the net sales increase.

        The Company utilizes an 18-month basis for reporting comparable store sales which management believes represents a more realistic indication of the base business trends. On this basis, comparable store sales decreased 1.2% in 2001 following an increase of 7.3% in 2000 and an increase of 3.5% in 1999. Comparable store guest counts decreased 4.8% in 2001 following an increase of 7.9% in 2000 and a decline of 1.9% in 1999. Both the 2001 and 2000 comparable store comparisons have been adjusted for the extra week in 2000.

        The comparable store average check increased 3.8% in 2001, reflecting price increases and coupon offerings at a lower discount. The comparable store average check decreased 0.5% in 2000 reflecting increased coupon redemptions and increased 5.5% in 1999, primarily reflecting price increases in response to federal and state-mandated increases in the minimum wage and other cost increases.

        Cost of sales.    Cost of sales (food and beverage costs) were 22.7%, 23.9% and 24.5% of net sales in 2001, 2000 and 1999, respectively. Food and beverage costs declined as a percentage of sales each year due to the combined effect of controlling food cost per guest and increases in the average check in 2001 and 1999. In addition, food costs benefited from the Company's food program which manages cost through an efficient product rotation while maintaining a quality menu offering to the guest. Cost efficiencies experienced with new products and production methods also contributed to lower food costs.

        Restaurant Operating Expenses.    Restaurant operating expenses (labor, occupancy and other) were 62.1%, 60.3% and 62.5%, of net sales in 2001, 2000 and 1999, respectively. In 2001, labor was 0.2% of sales higher than 2000. The labor cost percentage increase was primarily the result of lower average restaurant sales and higher salaries and wages, partially offset by a higher average check and management of hours in the restaurants. In 2000, labor was 1.0% of sales lower than 1999, despite average wage increases, due to increased sales as well as labor savings from improved food production and scheduling methods. Occupancy and other costs in 2001 were 1.6% of sales higher than 2000 primarily due to the lower average sales. In addition, gas and electricity costs increased to 3.7% of sales versus 3.0% of sales in 2000 and advertising costs increased to 3.2% of sales versus 3.0% of sales in 2000. In 2000, occupancy and other costs were 1.2% of sales lower than 1999 due primarily to the higher average sales.

        Depreciation and Amortization.    Depreciation and amortization expenses were 4.6%, 4.8% and 4.8% of sales in 2001, 2000 and 1999, respectively. The decrease in 2001 versus 2000 primarily resulted from a declining depreciable asset base for older restaurant equipment. 2000 was flat with 1999, despite the higher average sales, due to the higher expenses resulting primarily from the remodeling program.

        General and Administrative Expenses.    General and administrative expenses were 8.2%, 8.0% and 7.3% of sales in 2001, 2000 and 1999, respectively. The increase in 2001 is primarily the result of lower sales. General and administrative expenses declined $99,000 in 2001, primarily due to lower accruals for expected incentive payouts, partially offset by higher salary costs and increased legal expenses. In 2000, general and administrative expenses increased $826,000 primarily due to the extra week of salary and expenses, increased accruals for expected incentive payouts, costs to relocate the Company's headquarters and increased legal and litigation expenses.

        Restaurant Opening Costs.    Restaurant opening costs were $219,000, $23,000 and $8,000 in 2001, 2000 and 1999 respectively. Restaurant opening costs in 2001 were for the opening of two new Fresh Choice restaurants, one of which opened in early 2002, and two new Fresh Choice Express restaurants. In 2000, restaurant opening costs were for two Fresh Choice Express restaurants, one of which opened in early 2001. In 1999 restaurant opening costs were for one new Fresh Choice Express restaurant.

        Store Closure and Asset Impairment Expenses.    In 1999, in accordance with the Company's strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter and recorded a $443,000 store closure and asset impairment charge which consisted of a $27,000 non-cash charge for the write down of assets to fair value and a $416,000 charge for the estimated cash costs associated with the restaurant closure and settlement of lease obligations. In addition, during the fourth quarter, the Company wrote down the assets on another restaurant whose lease expired in 2000 recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than the previously estimated costs. The impairment charge for the restaurant closed at the end of its lease in 2000 was determined based on the expected cash flows over the remaining lease term, as compared to the net book value of the restaurant assets at the time the Company determined this lease would not be renewed.

        In 2000, the Company reversed its decision to close one restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve of $395,000 provided for the restaurant. In addition, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance and recorded a non-cash charge of $5,000 for the write-down of assets to fair value and a $206,000 charge for the cash costs associated with the restaurant closure and settlement of the lease obligation. In addition, the Company recorded a charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996. This was the only restaurant remaining in which the Company had assigned the lease but was not relieved of its liability in the event of a default. The assignee closed the restaurant in late 2000 and the landlord notified the Company of its obligation to perform under the lease. The Company did not believe it was economically feasible to assume operations of the restaurant and believed the best long-term solution was the buyout and termination of the lease. The Company also recorded a charge of $9,000 resulting from the settlement of restaurant closures for more than the previously estimated costs. In addition, the Company recorded an asset impairment expense of $171,000 for one under-performing restaurant. The impairment charge for this restaurant was determined based on the expected cash flows over the remaining lease term, as compared to the net book value of the restaurant assets.

        In 2001, the Company recorded a store closure and asset impairment charge of $181,000 for the planned closure of two restaurants whose leases expire in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store. This charge is comprised of a $161,000 non-cash charge for the write down of assets to fair value and a $20,000 charge to cover the estimated closure costs associated with the two planned restaurant closures. The impairment charge for these two restaurants was determined based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurants' assets.

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

        Interest Income.    Interest income was $166,000 in 2001, $185,000 in 2000 and $82,000 in 1999. In 2001 the Company received decreased interest income due to lower interest rates. In 2000 the Company received increased interest income from higher cash balances in its bank accounts.

        Interest Expense.    Interest expense was $386,000 in 2001, $461,000 in 2000 and $506,000 in 1999. Interest expense consisted primarily of fees and interest related to the Company's long-term borrowings in 2001 and 2000 and capital lease obligations for equipment leases.

        Provision for Income Taxes.    The Company recorded an income tax provision for 2001 and 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2001 and 2000 net income being subject to alternative minimum tax. In 1999, the Company offset currently taxable income with available net operating loss carryforwards and, as a result, recorded no tax provision for its operating income. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

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

QUARTERLY INFORMATION

        The following table sets forth certain quarterly results of operations for 2001 and 2000:

	Year Ended December 30, 2001				Year Ended December 31, 2000
	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks
	(In thousands, except per share amounts and restaurant data)
Net sales	$17,585	$18,215	$18,343	$21,065	$17,127	$18,184	$18,830	$23,822
Operating income (loss)	361	775	1,171	(913)	336	624	1,112	(75)
Net income (loss)	301	688	1,043	(907)	255	547	1,033	(160)
Net income (loss) per share:
Basic*	$0.05	$0.12	$0.18	$(0.15)	$0.04	$0.09	$0.18	$(0.03)
Diluted*	$0.04	$0.10	$0.15	$(0.15)	$0.04	$0.08	$0.15	$(0.03)
Shares used in computing per share amounts:
Basic	5,834	5,842	5,873	5,884	5,763	5,770	5,794	5,804
Diluted	7,106	7,106	7,166	5,884	7,101	7,184	7,087	5,804
Number of restaurants open
open at end of quarter:
Fresh Choice and Zoopa	46	46	46	47	48	48	46	46
Fresh Choice Express	3	3	3	4	1	2	2	2

*
The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year

        The Company's restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and restaurant operating income are generally realized in the second and third fiscal quarters. In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and by restaurant closings. The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. The fourth quarter of 2000 included 17 weeks. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year. Because of prior year operating losses, restaurant closures, the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter cannot be relied upon as indicative of the results that may be achieved for a full fiscal year.

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

        During 2001 the Company closed on a $2,200,000 loan (the "Loan"), with a commercial bank. Under the terms of the Loan the Company issued a promissory note (the "Note") in the amount of $2,200,000. The Note is secured by a deed of trust on certain Company-owned real estate. The Note bears interest at the prime rate (4.75% at December 30, 2001) plus 0.625%. The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest. All unpaid principal and interest shall be due and payable on the Note's maturity date of September 2, 2008.

        At December 30, 2001 the Company had $2,178,000 of debt outstanding under the Loan described above. At December 30, 2001 $2,060,000 was included in long-term debt and $118,000 was included in the current portion of long-term obligations. The deed of trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

        The Company utilized part of the proceeds from the Loan to payoff the remaining balance of its debt, of $1,050,000, with its previous lending facility. The Company wrote off $38,000 of unamortized fees due to the early payoff of this debt.

        In addition, during 2001 the Company entered into a $2,000,000 revolving line of credit (the "Agreement") with a bank, which expires on October 5, 2002. Borrowings bear interest at the prime rate (4.75% at December 30, 2001) plus 0.5%. Borrowings under the line are collateralized by the Company's personal property. Borrowings are limited by any outstanding letters of credit. At December 30, 2001, the Company had $1,350,000 available and had no borrowings under the Agreement.

        The Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio. The Agreement also limits the Company's fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock. In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.

        During 2001 the Company also entered into an equipment lease for a new Fresh Choice restaurant, which provided $434,000 in financing under a capital lease arrangement that expires in 2006. This and other capital lease obligations at December 30, 2001 were $932,000 of which $448,000 was included in the current portion of long-term obligations. Long-Term Debt also included a $114,000 note for site construction costs.

        Operating activities in 2001 provided $5.8 million of cash flows. The store closure reserve decrease of $364,000 was primarily due to the payment of the lease termination fee on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996. During the same period, the Company invested $5.1 million in property and equipment including the opening of a new Fresh Choice restaurant and two additional Fresh Choice Express test restaurants.

        The Company's contractual cash obligations as of December 30, 2001 are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Secured Note	$2,178	$118	$397	$303	$1,360
Capital Lease Obligations	932	448	363	121	–
Other Note Payable	114	1	3	2	108
Operating Leases	121,997	8,064	22,430	14,077	77,426

Total Contractual Cash Obligations	$125,221	$8,631	$23,193	$14,503	$78,894

        Additional information regarding these contractual cash obligations is provided in notes 4 and 7 to the Company's audited financial statements for the year ended December 30, 2001.

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

        In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5.5 million which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors. In March 2002 such holder notified the Company that it had no intention at that time of exercising such right; however, the holder has not waived any of its rights under the agreement.

        The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. As of March 7, 2002, one new Fresh Choice restaurant has opened, in fiscal 2002 and the Company expects to open an additional five to seven new Fresh Choice restaurants in 2002, primarily in California. The Company currently has signed leases for five new Fresh Choice restaurants. The total leasehold improvements and equipment costs for these five locations is estimated to be approximately $5.8 million, of which approximately $271,000 was expended during 2001. In addition, in order to better ensure the safety of our food products and guests the Company has begun a program to install video surveillance cameras in all its Fresh Choice and Zoopa restaurants. The cost of this equipment is expected to be approximately $550,000.

        The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, for expansion in 2002 and beyond. The Company plans to open a total of six to eight new Fresh Choice restaurants in 2002. The Company's ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company's ability to obtain funds. See "Business Risks" included herein.

        The Company intends to finance its operating cash requirements and fiscal 2002 capital requirements through existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing. During 2001, the Company obtained commitments for $3.1 million of capital equipment lease financing, of which the Company utilized $434,000 in 2001. The Company intends to utilize these commitments to fund new restaurant equipment as well as the video camera installations. The Company may seek additional debt financing to provide greater flexibility as it continues restaurant expansion.

        The Company's ability to continue an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing. However, the Company's operating cash flow is impacted by the Company's comparable store sales increases or decreases. In 2001 comparable store sales, excluding the extra week of sales in 2000, declined 1.2% and 8.0% in the fourth quarter. The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve. In addition, the Company will be seeking additional financing to provide greater flexibility. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all. To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to reduce its expansion plans.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria outlined in the statement. The Company's adoption of SFAS No. 141 on July 1, 2001 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that intangible assets shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS No. 142 for its fiscal year beginning December 31, 2001 (fiscal year 2002) and does not anticipate any material effect on the Company's consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Impairment on Disposal of Long-Lived Assets". SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, supercedes SFAS No. 121. Under the new rules, the criteria for classifying an asset as held-for-sale have been significantly changed. Assets held for sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company adopted SFAS No. 144 for its fiscal year beginning December 31, 2001 (fiscal year 2002) and does not anticipate any material effects on the Company's consolidated financial statements.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at December 30, 2001, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company adopted SFAS No. 142 and SFAS No. 144 for the fiscal year beginning December 31, 2001 (fiscal year 2002). The Company's financial statements as of December 30, 2001 and December 31, 2000 and for each of the three fiscal years in the period ended December 30, 2001, and the Independent Auditors' Report, are included in the report as listed on Page 30 of this Report, Item 14(a).

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

3.
Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report. Exhibit Nos. 10.2, 10.3, 10.26, 10.27, 10.28, 10.34, 10.37, 10.41, 10.42, 10.43, 10.44, 10.45, 10.46, 10.47, 10.53, 10.54, 10.55 and 10.56 are management contracts or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(b)
Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

Fresh Choice, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share amounts)

	December 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,368	$2,918
Receivables	224	239
Inventories	404	478
Prepaid expenses and other current assets	1,202	1,253

Total current assets	6,198	4,888
PROPERTY AND EQUIPMENT, net	27,717	26,529
LEASE ACQUISITION COSTS, net	286	220
DEPOSITS AND OTHER ASSETS	639	522

TOTAL ASSETS	$34,840	$32,159

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,434	$2,019
Accrued salaries and wages	1,523	1,200
Sales tax payable	582	631
Other accrued expenses	1,788	1,777
Store closure reserve	20	364
Current portion of long-term obligations	567	1,805

Total current liabilities	6,914	7,796
CAPITAL LEASE OBLIGATIONS	484	485
LONG-TERM DEBT	2,173	115
OTHER LONG-TERM LIABILITIES	2,010	1,762

Total liabilities	11,581	10,158

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 7)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2001 and 2000-1,187,906; liquidation preference of $6.31	5,175	5,175
Common stock, $.001 par value; 15 million shares authorized; shares outstanding: 2001-5,906,965; 2000-5,833,282	42,538	42,405
Accumulated deficit	(24,454)	(25,579)

Total stockholders' equity	23,259	22,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,840	$32,159

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	December 30, 2001	December 31, 2000	December 26, 1999
NET SALES	$75,208	$77,963	$74,071
COSTS AND EXPENSES:
Cost of sales	17,101	18,615	18,131
Restaurant operating expenses:
Labor	23,854	24,565	24,043
Occupancy and other	22,868	22,461	22,220
Depreciation and amortization	3,419	3,703	3,539
General and administrative expenses	6,172	6,271	5,445
Restaurant opening costs	219	23	8
Store closure and asset impairment expenses	181	328	458
Gain on sale of property	–	–	(452)

Total costs and expenses	73,814	75,966	73,392

OPERATING INCOME:	1,394	1,997	679
Interest income	166	185	82
Interest expense	(386)	(461)	(506)

Interest expense, net	(220)	(276)	(424)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,174	1,721	255
Provision for income taxes	49	46	–

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,125	1,675	255
Cumulative effect of change in accounting principle—adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities"	–	–	(70)

NET INCOME	$1,125	$1,675	$185

Basic net income per common share before cumulative effect of change in accounting principle	$0.19	$0.29	$0.04
Cumulative effect of change in accounting principle	–	–	(0.01)

Basic net income per common share	$0.19	$0.29	$0.03

Shares used in computing basic per share amounts	5,860	5,785	5,734

Diluted net income per common share before cumulative effect of change in accounting principle	$0.16	$0.24	$0.04
Cumulative effect of change in accounting principle	–	–	(0.01)

Diluted net income per common share	$0.16	$0.24	$0.03

Shares used in computing diluted per share amounts	7,133	7,094	6,937

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Convertible Preferred Stock
			Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES—December 30, 1998	1,187,906	$5,175	5,718,847	$42,210	$(27,439)	$19,946
Exercise of stock options	–	–	734	1	–	1
Sales of common stock under employee stock purchase plan	–	–	42,863	56	–	56
Issuance of stock options for consulting services	–	–	–	24	–	24
Net income	–	–	–	–	185	185

BALANCES—December 26, 1999	1,187,906	5,175	5,762,444	42,291	(27,254)	20,212
Exercise of stock options	–	–	462	–	–	–
Sales of common stock under employee stock purchase plan	–	–	70,376	99	–	99
Issuance of stock options for consulting services	–	–	–	15	–	15
Net income	–	–	–	–	1,675	1,675

BALANCES—December 31, 2000	1,187,906	5,175	5,833,282	42,405	(25,579)	22,001
Exercise of stock options	–	–	6,458	11	–	11
Sales of common stock under employee stock purchase plan	–	–	67,225	101	–	101
Issuance of stock options for consulting services	–	–	–	21	–	21
Net income	–	–	–	–	1,125	1,125

BALANCES—December 30, 2001	1,187,906	$5,175	5,906,965	$42,538	$(24,454)	$23,259

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 30, 2001	December 31, 2000	December 26, 1999
OPERATING ACTIVITIES:
Net income	$1,125	$1,675	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,656	3,991	3,830
Cumulative effect of change in accounting principle—adoption of SOP 98-5	–	–	70
Non-cash store closure and asset impairment expenses	181	139	158
Issuance of common stock for consulting services	21	15	24
Loss (gain) on disposal of property and equipment	106	63	(412)
Deferred rent	247	59	61
Change in operating assets and liabilities:
Receivables	15	(53)	(60)
Inventories	52	(10)	(87)
Prepaid expenses and other current assets	51	(774)	23
Accounts payable	415	(298)	(1,006)
Accrued salaries and wages	323	(259)	124
Other accrued expenses	(37)	54	(516)
Store closure reserve	(364)	(142)	(646)

Net cash provided by operating activities	5,791	4,460	1,748

INVESTING ACTIVITIES:
Capital expenditures	(5,120)	(3,735)	(2,195)
Proceeds from sale of property and equipment	2	438	692
Deposits and other assets	(154)	35	(114)

Net cash used in investing activities	(5,272)	(3,262)	(1,617)

FINANCING ACTIVITIES:
Common stock sales	112	99	57
Long-term debt—borrowings	2,200	–	1,500
Long-term debt—repayments	(1,223)	(301)	(1)
Line of credit—borrowings (repayments), net	–	–	(1,155)
Capital lease obligations—borrowings	434	–	514
Capital lease obligations—repayments	(592)	(536)	(418)

Net cash provided by (used in) financing activities	931	(738)	497

INCREASE IN CASH AND CASH EQUIVALENTS	1,450	460	628
CASH AND CASH EQUIVALENTS:
Beginning of year	2,918	2,458	1,830

End of year	$4,368	$2,918	$2,458

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$243	$390	$431

Cash paid during the year for income taxes	$59	$6	$8

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended December 30, 2001, December 31, 2000, and December 26, 1999

1. Organization and Significant Accounting Policies

        Description of business.    Fresh Choice, Inc. (the "Company") is incorporated in Delaware and operates in one segment consisting of limited-service restaurants, under the names Fresh Choice, Fresh Choice Express and Zoopa, offering freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh bread and muffins, frozen low-fat soft serve and other desserts. The Company operated 51 restaurants at December 30, 2001 including four Fresh Choice Express restaurants, 48 restaurants at December 31, 2000 including two Fresh Choice Express restaurants and 50 restaurants at December 26, 1999 including one Fresh Choice Express restaurant.

        Basis of presentation.    The consolidated financial statements include the accounts of the Company and Moffett Design Corporation, a wholly-owned subsidiary, after elimination of intercompany transactions and balances. The Company's fiscal year ends on the last Sunday in December. Fiscal years 2001 and 1999 each contained 52 weeks and fiscal 2000 contained 53 weeks.

        Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such management estimates include the store closure reserve, the valuation allowance for deferred income taxes, estimated useful lives of property and equipment, accrual for claims outstanding under the Company's workers' compensation policy and certain other accrued expenses. Actual results could differ from those estimates.

        Cash and cash equivalents.    The Company considers all highly liquid debt instruments with a maturity of three months or less, when purchased, to be cash equivalents.

        Fair value of financial instruments.    The Company believes that the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and long-term debt borrowings approximated fair values at December 30, 2001.

        Concentrations.    Financial instruments which potentially subject the Company to concentration risk principally consist of cash and cash equivalents. The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions.

        The Company has geographic concentration risk as thirty-eight of the Company's fifty-one restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.

        Inventories.    Inventories consist principally of food and supplies stated at the lower of cost (first in, first out) or market.

        Restaurant opening costs.    Restaurant opening costs consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce. Prior to fiscal year 1999, restaurant opening costs had been amortized over a twelve-month period commencing with the restaurant opening. In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," which requires companies to expense the costs of start-up activities and organization costs as incurred. The Company adopted SOP 98-5 effective for its fiscal year beginning December 28, 1998 (fiscal year 1999) and expensed $70,000 of unamortized restaurant opening costs at the time of adoption.

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

        Deferred rent.    The Company computes rent expense on a straight-line basis for operating leases that contain provisions for scheduled rent increases over the lease term. The Company's deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases.

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

        Net income per common share.    Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the "if converted" method.

        Stock-based compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards to non employees in accordance with SFAS No. 123 and EITF 96-18.

        Reclassifications.    Certain amounts for the fiscal years ended December 31, 2000 and December 26, 1999 have been reclassified to conform to the December 30, 2001 presentation.

        Recently Issued Accounting Standards.    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria outlined in the statement. The Company's adoption of SFAS No. 141 on July 1, 2001 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that intangible assets shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS No. 142 for its fiscal year beginning December 31, 2001

(fiscal year 2002) and does not anticipate any material effect on the Company's consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Impairment on Disposal of Long-Lived Assets". SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, supercedes SFAS No. 121. Under the new rules, the criteria for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company adopted SFAS No. 144 for its fiscal year beginning December 31, 2001 (fiscal year 2002) and does not anticipate any material effect on the Company's consolidated financial statements.

2. Store Closure and Asset Impairment

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

        2001 Store Closure Reserve. In 2001, the Company recorded a store closure and asset impairment charge of $181,000 for the planned closure of two restaurants whose leases expire in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store. This charge is comprised of a $161,000 non-cash charge for the write down of assets to fair value and a $20,000 charge to cover the estimated closure costs associated with the two planned restaurant closures. The impairment charge for these two restaurants was determined based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurants' assets.

        The following table sets forth the Company's store closure reserve and asset impairment charge as of and for the years ended December 30, 2001, December 31, 2000 and December 26, 1999:

	Balance 1998	Provided (Reversed) in 1999	Utilized in 1999	Balance 1999	Provided (Reversed) in 2000	Utilized in 2000	Balance 2000	Provided (Reversed) in 2001	Utilized in 2001	Balance 2001
	(in thousands)
1998 Reserve:
Restaurant closures:
Estimated cash costs associated with restaurant closures and settlement of lease obligations	$1,257	$(157)	$(670)	$430	$(428)	$(2)	$–	$–	$–	$–

1998 Reserve	1,257	(157)	(670)	430	(428)	(2)	–	–	–	–

1999 Reserve:
Restaurant closures:
Non-cash write-down of restaurant to estimate fair value and other related costs	–	27	(27)	–	–	–	–	–	–	–
Estimated cash costs associated with restaurant closures and settlement of lease obligations	–	416	(276)	140	–	(140)	–	–	–	–
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	–	172	(172)	–	–	–	–	–	–	–

1999 Reserve	–	615	(475)	140	–	(140)	–	–	–	–

2000 Reserve:
Restaurant closures:
Non-cash write-down of restaurant assets to estimate fair value and other related costs	–	–	–	–	32	(32)	–	–	–	–
Estimated cash costs associated with restaurant closures and settlement of lease obligations	–	–	–	–	553	(189)	364	–	(364)	–
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	–	–	–	–	171	(171)	–	–	–	–

2000 Reserve	–	–	–	–	756	(392)	364	–	(364)	–

2001 Reserve:
Restaurant closures:
Estimated cash costs associated with restaurant closures	–	–	–	–	–	–	–	20	–	20
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	–	–	–	–	–	–	–	161	(161)	–

2001 Reserve:	–	–	–	–	–	–	–	181	(161)	20

Totals	$1,257	$458	$(1,145)	$570	$328	$(534)	$364	$181	$(525)	$20

        The following table represents the results of operations for the restaurants closed in 2000 and 1999; no stores were closed in 2001:

	2000	1999
	(In thousands)
Net sales	$1,123	$4,297
Cost of sales	313	1,106
Restaurant operating expenses:
Labor	448	1,702
Occupancy and other	346	1,403
Depreciation and amortization	43	192

Total costs and expenses	1,150	4,403

Operating loss	$(27)	$(106)

3. Property and Equipment

        Property and equipment consists of:

	December 30, 2001	December 31, 2000
	(In thousands)
Land	$1,795	$1,795
Buildings and improvements	6,831	6,831
Leasehold improvements	18,687	17,526
Equipment	11,899	10,839
Furniture and fixtures	8,703	8,309
Equipment under capital leases	2,731	2,296
Construction in progress	2,115	534

Total property and equipment	52,761	48,130
Accumulated depreciation and amortization	(25,044)	(21,601)

Property and equipment, net	$27,717	$26,529

        Accumulated amortization of equipment leased under capital leases was $1,101,000 and $768,000 at December 30, 2001 and December 31, 2000, respectively.

4. Borrowing Arrangements

        Loan and Security Agreement.    During 2001, the Company closed on a $2,200,000 loan (the "Loan"), with a commercial bank. Under the terms of the Loan, the Company issued a promissory note (the "Note") in the amount of $2,200,000. The Note is secured by a deed of trust on certain Company-owned real estate. The Note bears interest at the prime rate (4.75% at December 30, 2001) plus 0.625%. The Note has a fifteen year amortization period and matures after 84 monthly payments of principal and interest. All unpaid principal and interest shall be due and payable on the Note's maturity date of September 2, 2008.

        At December 30, 2001 the Company had $2,178,000 of debt outstanding under the Loan described above. At December 30, 2001, $2,060,000 was included in long-term debt and $118,000 was included in the current portion of long-term obligations. The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

        At December 31, 2000 the Company had $1,200,000 outstanding under a $4,000,000 loan and security agreement with a finance company. This loan was repaid in 2001.

        Line of Credit.    During 2001, the Company entered into a $2,000,000 revolving line of credit (the "Agreement") with a bank which expires on October 5, 2002. Borrowings bear interest at the prime rate (4.75% at December 30, 2001) plus 0.5%. Borrowings under the line are collateralized by the Company's personal property. Borrowings are limited by any outstanding letters of credit. At December 30, 2001, the Company had $1,350,000 available and had no borrowings under the Agreement.

        The Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio. The Agreement also limits the Company's fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock. In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.

        Other Note Payable.    At December 30, 2001, the Company had a $114,000 promissory note included in long-term debt which is payable through 2029, bears interest at 8% and is secured by property at one of the Company's restaurants. Payments are due approximately $1,000 per calendar year through 2006 with the balance due thereafter.

        The Company's debt payments for 2002 and subsequent years are summarized as follows:

	Total	2002	2003	2004	2005	2006	Thereafter
	(In thousands)
Secured Note	$2,178	$118	$125	$132	$140	$147	$1,516
Other Note Payable	114	1	1	1	1	1	109
Capital Lease Obligations	932	448	187	86	90	121	–

Total Debt Payments	$3,224	$567	$313	$219	$231	$269	$1,625

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

        During 1997, the Company granted non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, to an executive officer of the Company to purchase shares of common stock at $4.375 per share. These non-qualified options were outstanding as of December 26, 1999, December 31, 2000 and December 30, 2001 and are reflected in the summary of stock option activity below.

        A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—December 28, 1998 (172,083 exercisable at a weighted average price of $6.65)	653,317	$4.87
Options granted (weighted fair value of $0.70)	266,000	$1.92
Options cancelled	(81,027)	$4.21
Options exercised	(734)	$1.21

Outstanding—December 26, 1999 (269,033 exercisable at a weighted average price of $5.56)	837,556	$3.73
Options granted (weighted average fair value of $1.67)	186,750	$2.72
Options cancelled	(26,943)	$3.41
Options exercised	(462)	$0.83

Outstanding—December 31, 2000 (421,498 exercisable at a weighted average price of $4.59)	996,901	$3.55
Options granted (weighted average fair value of $2.00)	127,000	$2.87
Options cancelled	(32,011)	$2.36
Options exercised	(6,458)	$1.74

Outstanding—December 30, 2001	1,085,432	$3.52

        Additional information regarding options outstanding as of December 30, 2001 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.63	–	$ 1.75	201,764	7.7	$1.72	102,660	$1.72
1.88	–	2.75	226,500	8.4	2.54	75,178	2.49
2.81	–	3.13	185,500	8.5	2.90	50,640	2.91
3.25	–	4.25	149,670	6.1	3.57	116,552	3.59
4.38	–	4.38	220,000	5.1	4.38	159,499	4.38
4.63	–	26.13	101,998	3.6	8.45	101,664	8.46

$1.63	–	$26.13	1,085,432	6.9	$3.52	606,193	$4.11

        At December 30, 2001, 316,203 shares were available for future grants under the Plan.

        During 1998, the Company granted options to purchase 50,000 shares of common stock under the Plan at an exercise price of $3.375 pursuant to the terms of a consulting agreement with the Chairman of the Company's Board of Directors. The options vest over five years, and the Company measures expense quarterly based on the then current fair value of the options. In 2001, 2000 and 1999, the Company recorded $21,000, $15,000 and $24,000 in consulting expense related to these options.

        Stock Purchase Plans.    The Company has two Employee Stock Purchase Plans, the "Old Plan" and the "New Plan". Under both the Old and New Plan, eligible employees may authorize payroll deductions of up to 10% of their base compensation, as defined, to purchase up to 329,600 and 290,000 shares of common stock under the Old and New Plan, respectively, at a price equal to 85% of the lower of the fair market value as of the beginning or end of each six-month offering period. Shares of common stock issued under the Old Plan were 67,225, 70,376 and 42,863 shares in 2001, 2000 and 1999 at weighted average prices of $1.51, $1.41 and $2.34 per share, respectively. At December 30, 2001, 14,674 shares were available for issuance under the Old Plan. All 290,000 shares were available under the New Plan.

        Accounting for Stock-Based Compensation.    As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, twenty four months following vesting for officers and directors and twelve months following vesting for all other employees; stock volatility, 94.0% in 2001, 85.0% in 2000 and 90.1% in 1999; risk free interest rate, 5.2% in 2001, 6.3% in 2000 and 5.5% in 1999; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions: expected option life, six months, stock volatility, 100.0% in 2001, 81.0% in 2000 and 70.0% in 1999; risk-free rates, 1.8% in 2001, 5.0% in 2000 and 4.9% in 1999; and no dividends during the expected term.

        If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $737,000 ($0.13 per share for basic and $0.10 per share for diluted) in 2001, pro forma net income would have been $1,256,000 ($0.22 per share for basic and $0.18 per share for diluted) in 2000 and pro forma net loss would have been $158,000 ($0.03 per share for basic and $0.02 per share for diluted) in 1999.

        Other Stock Transactions.    At December 30, 2001, the Company had an outstanding warrant, issued in 1995 to outside consultants in connection with the Company's restructuring plan, to purchase 100,000 shares of its common stock at an exercise price of $6.875. The warrant expires in 2005.

        Basic and Diluted Net Income Per Common Share.    A reconciliation of the components of basic and diluted net income per common share follows:

	December 30, 2001	December 31, 2000	December 26, 1999
	(In thousands, except per share data)
Basic Net Income Per Common Share
Net income	$1,125	$1,675	$185

Average common shares outstanding	5,860	5,785	5,734

Basic net income per common share before cumulative effect of change in accounting principle	$0.19	$0.29	$0.04
Cumulative effect of change in accounting principle	–	–	(0.01)

Basic net income per common share	$0.19	$0.29	$0.03

Diluted Net Income Per Common Share
Net income	$1,125	$1,675	$185

Average common shares outstanding	5,860	5,785	5,734
Dilutive shares:
Stock options	86	122	16
Convertible preferred stock	1,187	1,187	1,187

Total shares and dilutive shares	7,133	7,094	6,937

Diluted net income per common share before cumulative effect of change in accounting principle	$0.16	$0.24	$0.04
Cumulative effect of change in accounting principle	–	–	(0.01)

Diluted net income per common share	$0.16	$0.24	$0.03

        The Company excluded certain potentially dilutive securities each year from its dilutive EPS computation because the exercise price of the securities exceeded that average fair values of the Company's common stock and therefore, these securities were anti-dilutive.

        A summary of the excluded potential dilutive securities as of the end of each fiscal year follows:

	December 30, 2001	December 31, 2000	December 26, 1999
	(In thousands)
Potential Dilutive Securities
Stock Options	785	598	767
Stock Warramts	100	100	138

Total	885	698	905

6. Convertible Preferred Stock

        At December 30, 2001 the Company had outstanding 1,187,906 shares of its Series B non-voting convertible preferred stock which it sold in 1996 at $4.63 per share to Crescent Real Estate Equities

Limited Partnership ("Crescent") in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs).

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

        If (i) either (A) the average closing price of the Company's common stock during any 120 consecutive trading days equals or exceeds $15.00 per share (as adjusted for stock dividends, combinations or splits) or (B) the Company sells common stock equal to or greater than 25% of the total number of shares outstanding at a price per share equal to or greater than $15.00 and (ii) the shares of stock issuable upon conversion of the Series A preferred stock are registered for resale on the open market, the Company may force a mandatory conversion of the Series A preferred stock to common stock. All shares of Series A, Series B and Series C preferred stock are senior to the Company's common stock with respect to dividends and with respect to distributions on liquidation. Upon any liquidation, after an event of default, the holders of Series A, Series B and Series C preferred stock are entitled to be paid in full an amount equal to $4.63 per share, together with all accrued dividends at an annual rate of $0.56 per share calculated from the first date of an event of default, which occurred in fiscal 1998. In connection with the agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A, Series B and Series C preferred stock.

7. Lease Commitments

        The Company leases restaurant and office facilities under operating lease agreements that expire at various dates, including renewal options, through 2033. The Company also leases equipment under capital lease agreements that expire at various dates through 2006. The Company pays real estate taxes, insurance and maintenance expenses related to these leases.

        At December 30, 2001, future minimum lease payments, including option periods for leases the Company intends to renew under all noncancelable lease agreements and also including leases for stores not yet opened are presented below:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending:
2002	$517	$8,064
2003	229	7,679
2004	111	7,594
2005	106	7,157
2006	127	7,062
Thereafter	–	84,441

Minimum lease payments	1,090	$121,997

Amounting representing interest	(158)

Present value of minimum lease payments	932
Current portion	(448)

Capital lease obligations	$484

        The Company's rent expense is composed of minimum rental payments under operating lease agreements. Rent expense was $7,697,000 in 2001, $7,637,000 in 2000 and $7,843,000 in 1999. The Company was not required to pay contingent rental payments based upon a percentage of sales during 2001, 2000 and 1999.

        Deferred rent included in other long-term liabilities was $1,799,000 and $1,533,000 at December 30, 2001 and December 31, 2000, respectively.

        Deferred income included in other long-term liabilities was $211,000 and $229,000 at December 30, 2001 and December 30, 2000, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company's restaurants. The Company is amortizing the gain over the 20-year initial term of the lease.

        In January 2002, the Company entered into a capital lease for equipment that requires minimum monthly payments of $8,679 through fiscal 2007.

        In February 2002, the Company entered into a non-cancellable long-term operating lease agreement that requires minimum monthly payments of $12,830 to $16,968 through fiscal 2017. The lease provides for two five-year renewals through 2027.

Fresh Choice, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended December 30, 2001, December 31, 2000, and December 26, 1999

8. Income Taxes

        The provision for income taxes consists of:

	2001	2000	1999
	(In thousands)
Federal current	$20	$34	$–
State current	29	12	–

Total Current	49	46	–

Federal deferred	1,018	658	38
State deferred	698	576	16
Valuation allowance	(1,716)	(1,234)	(54)

Total deferred	–	–	–

Total	$49	$46	$–

        The deferred portion of the Company's tax provision reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recorded net deferred assets which consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs that are not deductible for tax purposes until the assets are disposed. Based on management's assessment that it is not deemed more likely than not that the deferred tax assets will be realized, the Company provided valuation allowances against its deferred net tax assets. The Company had valuation allowances of $9,543,000 and $11,259,000 at December 30, 2001 and December 31, 2000, respectively.

        The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	2001	2000	1999
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	23.9	12.9	16.6
Valuation allowance	(107.2)	(73.7)	(28.9)
Other	52.4	28.6	(22.7)

Effective tax rate	4.1%	2.8%	–%

        The components of the net deferred tax asset (liability) are as follows:

	December 30, 2001	December 31, 2000
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,047	$9,926
Alternative minimum tax credits	960	944
Deferred rent	771	657
Accruals recognized in different periods	671	737
Federal tax credits	280	280
Restructuring expenses recognized in different periods	8	14
Tax basis depreciation and operating lease expenses	(2,194)	(1,299)
Valuation allowance	(9,543)	(11,259)

Net deferred tax asset (liability)	$–	$–

        At December 30, 2001, the Company had net operating loss carryforwards of approximately $25,675,000 and $3,595,000 for federal and state income tax purposes, respectively. These federal and state net operating loss carryforwards expire beginning 2010 through 2019 and beginning 2002 through 2003, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, because only 50% of net operating losses can be utilized to offset future state taxable income and because state net operating loss carryforwards generated in earlier years have already expired. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

9. Employee Benefit Plans

        401(k) Savings Plan.    The Company has a 401(k) tax deferred savings plan (the "Plan") which allows eligible employees to contribute from 1% to 25% of pre-tax compensation. Discretionary matching contributions are determined annually by the Board of Directors. Employees vest immediately in their contributions and vest in Company contributions over a five year period. The Company contributed $16,000, $12,000 and $14,000 to the Plan in 2001, 2000 and 1999, respectively.

        Deferred Compensation Plan.    In December 2001 the Company adopted a deferred compensation plan which allows a select group of management employees to elect to defer up to 100% of their compensation into the plan. Annually, at the discretion of the Board of Directors, the Company may make matching contributions to each participant. Matching contributions vest 20% for each year of service up to five years. Deferred compensation and matching contributions are invested by each participant based on their selection of portfolio options specified in the plan. All contributions and earnings held under the plan are assets of the Company and are subject to the claims of general creditors of the Company. The plan is not intended to be a qualified plan under Section 401(a) of the Internal Revenue Code. The Company made no contributions in 2001 as the plan is effective for 2002.

10. Quarterly Financial Information (unaudited)

        Summarized quarterly financial information for fiscal years 2001 and 2000 is as follows:

	Year Ended December 30, 2001				Year Ended December 31, 2000
	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 17 Weeks
	(In thousands, except per share amounts)
Net sales	$17,585	$18,215	$18,343	$21,065	$17,127	$18,184	$18,830	$23,822
Operating income (loss)	361	775	1,171	(913)	336	624	1,112	(75)
Net income (loss)	301	688	1,043	(907)	255	547	1,033	(160)
Net income (loss) per share:
Basic*	$0.05	$0.12	$0.18	$(0.15)	$0.04	$0.09	$0.18	$(0.03)
Diluted*	$0.04	$0.10	$0.15	$(0.15)	$0.04	$0.08	$0.15	$(0.03)

*
The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
of Fresh Choice, Inc.

        We have audited the accompanying consolidated balance sheets of Fresh Choice, Inc. and subsidiary (the "Company") as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

San Jose, California
February 15, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002	FRESH CHOICE, INC.
	By:	/s/ EVERETT F. JEFFERSON Everett F. Jefferson President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHARLES A. LYNCH Charles A. Lynch	Chairman of the Board and Director
/s/ EVERETT F. JEFFERSON Everett F. Jefferson	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID E. PERTL David E. Pertl	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ VERN O. CURTIS Vern O. Curtis	Director
/s/ CARL R. HAYS Carl R. Hays	Director
/s/ BARRY E. KRANTZ Barry E. Krantz	Director
/s/ CHARLES L. BOPPELL Charles L. Boppell	Director

INDEX TO FORM 10-K EXHIBITS

Exhibit No.		Description
3.1	(1)	Restated Certificate of Incorporation of Fresh Choice, Inc.
3.2	(8)	Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996
3.3	(10)	Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.
3.4	(10)	Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.5	(10)	Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.6	(10)	Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
4.1	(10)	Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership
10.1	(1)	Form of Indemnity Agreement for directors and officers
10.2	(2) (3)	Second Amended and Restated 1988 Stock Option Plan
10.3	(2) (3)	1992 Employee Stock Purchase Plan
10.8	(8)	Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996
10.18	(6)	Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon Valley Bank on December 20, 1995
10.19	(6)	Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company's Common Stock issued to Bain & Company, dated December 15, 1995
10.26	(11)(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997
10.27	(11)(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997
10.28	(11)(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997
10.34	(13)(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998
10.36	(14)	Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation
10.37	(14)(3)	Form of Severance Agreement with Senior Vice Presidents
10.41	(16)(3)	2001 Home Office Incentive Plan
10.42	(16)(3)	Senior Vice President of Operations 2001 Incentive Plan
10.43	(17)(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001
10.44	(17)(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001
10.45	(17)(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001
10.46	(17)(3)	2001 Employee Stock Purchase Plan
10.47	(17)(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001
10.48	(17)	Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank
10.49	(17)	Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)	Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank
10.51	(17)	Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank
10.52	(17)	Promissory Note dated October 5, 2001 with Mid Peninsula Bank
10.53	(3)	2002 Home Office Incentive Plan
10.54	(3)	Senior Vice President of Operations 2002 Incentive Plan
10.55	(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001
10.56	(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001
21.1		Subsidiaries of the Company
23.1		Independent Auditors' Consent

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
(17)
Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 9, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. BUSINESS .
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
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share and share amounts)
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
Fresh Choice, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years ended December 30, 2001, December 31, 2000, and December 26, 1999
Fresh Choice, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years ended December 30, 2001, December 31, 2000, and December 26, 1999
INDEPENDENT AUDITORS' REPORT
SIGNATURES
INDEX TO FORM 10-K EXHIBITS