Form 10-Q
period 2002-03-24
FRESH CHOICE INC
filed 2002-05-06
CIK 893741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 24, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-20792

FRESH CHOICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0130849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

485 Cochrane Circle, Morgan Hill, California	95037
(Address of principal executives offices)	(Zip Code)

Registrant’s telephone number, including area code:	(408) 776-0799

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

☐     Yes   ☐     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

 The number of shares of Common Stock, $.001 par value, outstanding as of April 24, 2002 was 5,909,215.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 24 2001	December 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,740	$4,368
Receivables	235	224
Inventories	390	404
Prepaid expenses and other current assets	397	1,202
Total current assets	5,762	6,198
PROPERTY AND EQUIPMENT, net	28,076	27,717
LEASE ACQUISITION COSTS, net	271	286
DEPOSITS AND OTHER ASSETS	667	639
TOTAL ASSETS	$34,776	$34,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,090	$2,434
Accrued salaries and wages	1,735	1,523
Sales tax payable	505	582
Other accrued expenses	1,702	1,808
Current portion of long-term obligations	563	567
Total current liabilities	6,595	6,914
CAPITAL LEASE OBLIGATIONS	794	484
LONG-TERM DEBT	2,143	2,173
OTHER LONG-TERM LIABILITIES	1,866	2,010
Total liabilities	11,398	11,581

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value;
3.5 million shares authorized; shares outstanding: 2002 and 2001 — 1,187,906; liquidation preference of $6.44 per share	5,175	5,175
Common stock — $.001 par value;
15 million shares authorized; shares outstanding: 2002 — 5,909,215; 2001 — 5,906,965	42,544	42,538
Accumulated deficit	(24,341)	(24,454)
Total stockholders’ equity	23,378	23,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,776	$34,840

The December 30, 2001 amounts are derived from the Company’s audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 24, 2002	March 25, 2001

NET SALES	$17,247	$17,585

COSTS AND EXPENSES:
Cost of sales	3,844	4,117
Restaurant operating expenses:
Labor	5,763	5,654
Occupancy and other	5,286	5,216
Depreciation and amortization	778	778
General and administrative expenses	1,362	1,453
Restaurant opening costs	53	6
Total costs and expenses	17,086	17,224

OPERATING INCOME	161	361

Interest income	15	47
Interest expense	(59)	(99)

Interest expense, net	(44)	(52)

INCOME BEFORE INCOME TAXES	117	309

Provision for income taxes	4	8

NET INCOME	$113	$301

Basic net income per common share	$0.02	$0.05

Shares used in computing basic per share amounts	5,909	5,834
Diluted net income per common share	$0.02	$0.04

Shares used in computing diluted per share amounts	7,183	7,106

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twelve Weeks Ended
	March 24, 2002	March 25, 2001
OPERATING ACTIVITIES:
Net income	$113	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	824	838
Issuance of stock options for consulting services	1	2
Loss on disposal of property and equipment	5	—
Deferred rent	(144)	(117)
Change in operating assets and liabilities:
Receivables	(11)	(46)
Inventories	9	(22)
Prepaid expenses and other current assets	805	810
Accounts payable	(344)	4
Accrued salaries and wages	212	470
Other accrued expenses	(181)	(126)
Store closure reserve	(2)	(342)
Net cash provided by operating activities	1,287	1,772

INVESTING ACTIVITIES:
Capital expenditures	(1,171)	(518)
Proceeds from disposal of property and equipment	3	—
Deposits and other assets	(28)	(18)
Net cash used in investing activities	(1,196)	(536)

FINANCING ACTIVITIES:
Common stock sales	5	1
Long term debt — repayments	(27)	(50)
Capital lease obligations — proceeds	434	—
Capital lease obligations — repayments	(131)	(91)
Net cash provided by (used in) financing activities	281	(140)

INCREASE IN CASH AND CASH EQUIVALENTS	372	1,096

CASH AND CASH EQUIVALENTS:
Beginning of period	4,368	2,918
End of period	$4,740	$4,014

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$50	$47

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Weeks Ended March 24, 2002 and March 25, 2001

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended
	March 24, 2002	March 25, 2001
	(In thousands, except per share data)
Net Income	$113	$301

Shares

Average common shares outstanding	5,909	5,834
Stock options	86	84
Convertible preferred stock	1,188	1,188
Total shares and dilutive shares	7,183	7,106
Basic net income per common share	$0.02	$0.05
Diluted net income per common share	$0.02	$0.04

The following table presents the total dilutive securities which the Company excluded for twelve weeks ended March 24, 2002 and ended March 25, 2001 from the diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock:

	Twelve Weeks Ended
	March 24, 2002	March 25, 2001
	(In thousands)
Potential Dilutive Securities

Stock options excluded	788	684
Stock warrants	100	100

3.             INCOME TAXES

The Company recorded an income tax provision for the first quarter of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that the Company’s deferred tax assets will be realized.

4.             BORROWING ARRANGEMENTS

The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.75% at March 24, 2002) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On March 24, 2002 the Company had $2,150,000 of debt outstanding under the Loan described above.  At March 24, 2002 $2,030,000 was included in long-term debt and $120,000 was included in the current portion of long-term obligations.  The deed of trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

The Company also has a $2,000,000 revolving line of credit (the  “Agreement”) with a bank, which expires on October 5, 2002.  Borrowings bear interest at the prime rate (4.75% at March 24, 2002) plus 0.5%.  Borrowings under the line are collateralized by the Company’s personal property.  On March 24, 2002 borrowings were limited by certain outstanding letters of credit and the Company had $1,350,000 available and had no borrowings under the Agreement.

On April 25, 2002 the Company received a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit.  As a result, the borrowings limitation under the Agreement was canceled and the full $2,000,000 became available.  This new commitment expires March 28, 2003.

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

The Company has obtained commitments for $6.1 million of capital equipment lease financing, of which the Company has utilized $868,000 through March 24, 2002.  On March 28, 2002 The Company utilized an additional $564,000 for video camera installations.  The Company intends to utilize the remaining commitments to fund new restaurant equipment.  The Company may seek additional debt financing to provide greater flexibility as it continues restaurant expansion.

5.             CONVERTIBLE PREFERRED STOCK

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

In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2002 such holder notified the Company that it had no intention of exercising such right; however, it has not waived any of its rights under the agreement.

6.             RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that intangible assets shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for fiscal periods beginning after December 15, 2001.

In accordance with SFAS No. 142 and effective December 31, 2001 (fiscal year 2002), the Company discontinued the amortization of certain intangible assets that were defined by the Company to have an indefinite life.  The Company also increased the amortization of certain intangible assets to more accurately reflect the useful life of these assets.  Had SFAS No. 142 been in effect during the twelve weeks ended March 25, 2001, previously reported net income would have increased by $4,000 and basic and diluted earnings per share would have been unchanged.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, supercedes SFAS No. 121.  Under the new rules, the criteria for classifying an asset as held-for-sale have been significantly changed.  Assets held for sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized.  In addition, the expected future losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date.  More dispositions will qualify for discontinued operations treatment in the income statement under the new rules.  The Company’s  adoption of SFAS No. 144 for its fiscal year beginning December 31, 2001 (fiscal year 2002) did not have an impact on the Company’s consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twelve weeks ended March 24, 2002.  The interim Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2001 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made.  The Company undertakes no obligation to update any forward-looking statements.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.75% at March 24, 2002) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On March 24, 2002 the Company had $2,150,000 of debt outstanding under the Loan described above.  At March 24, 2002 $2,030,000 was included in long-term debt and $120,000 was included in the current portion of long-term obligations.  The deed of trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

The Company also has a $2,000,000 revolving line of credit (the  “Agreement”) with a bank, which expires on October 5, 2002.  Borrowings bear interest at the prime rate (4.75% at March 24, 2002) plus 0.5%.  Borrowings under the line are collateralized by the Company’s personal property.  On March 24, 2002 borrowings were limited by certain outstanding letters of credit and the Company had $1,350,000 available and had no borrowings under the Agreement.

On April 25, 2002 the Company received a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit.  As a result, the borrowings limitation under the Agreement was canceled and the full $2,000,000 became available.  This new commitment expires March 28, 2003.

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

During the first quarter of 2002 the Company entered into an equipment lease for a new Fresh Choice restaurant, which provided $434,000 in financing under a capital lease arrangement that expires in 2007.  This and other capital lease obligations at March 24, 2002 totaled $1,236,000 of which $442,000 was included in the current portion of long-term obligations.  Long-Term Debt also included a $114,000 note for site construction costs of  which $1,000 was included in the current portion of long-term obligations.

Operating activities for the first quarter of 2002 provided $1.3 million of cash flows.  During the same period, the Company invested $1.2 million in property and equipment, which includes the equipment under capital leases.

The Company’s contractual obligations as of March 24, 2002 are as follows:

	Total	Remainder of 2002	2003 through 2005	2006 through 2007	2008 and thereafter
	(In thousands)
Secured Note	$2,150	$90	$397	$303	$1,360
Capital Lease Obligations	1,236	388	601	247	—
Other Note Payable	114	1	3	2	108
Operating Leases	130,384	6,161	23,276	14,654	86,293
Total Contractual Cash Obligations	$133,884	$6,640	$24,277	$15,206	$87,761

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

The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company plans to open an additional six to eight new Fresh Choice restaurants in 2002, primarily in California.  As of April 24, 2002, one new Fresh Choice restaurant has opened in fiscal 2002.  The Company currently has signed leases for six of the planned Fresh Choice restaurants.  The total leasehold improvements and equipment costs for these six locations is estimated to be approximately $7.0 million, of which approximately $187,000 has been expended through the first quarter of 2002.

The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, for expansion in 2002 and beyond.  The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.

The Company intends to finance its operating cash requirements and fiscal 2002 capital requirements through existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  The Company has obtained commitments for $6.1 million of capital equipment lease financing, of which the Company has utilized $868,000 through March 24, 2002.  On March 28, 2002, the Company utilized an additional $564,000 for video camera installations.  The Company intends to utilize the remaining commitments to fund new restaurant equipment.  The Company may seek additional debt financing to provide greater flexibility as it continues restaurant expansion.

The Company’s ability to continue an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases.  2001, comparable store sales, excluding the extra 53rd week of sales in 2000, declined 1.2% and also declined 4.6% in the first quarter of 2002.  The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve.  In addition, the Company will be seeking additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.  To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to reduce its expansion plans.

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

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets in general create risks to the Company’s long-term success and to predictable financial results.  These risks include:

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

From the third quarter of fiscal 1994 through the end of 1998, the Company reported quarterly comparable store sales declines.  The Company reported positive comparable store sales in each quarter of the following two years; however, the Company’s comparable store sales decreased for fiscal year 2001 and for the first quarter of 2002.  There can be no assurance that comparable store sales declines experienced in 2001 and the first quarter of 2002 will not continue to decline further.

Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001 and another opening at the beginning of 2002.  The Company plans to open five to seven additional Fresh Choice restaurants in 2002.  There can be no assurance that the two opened restaurants or future restaurants will be successful.  The Company’s ability to successfully implement an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market.

The Company’s expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, Texas and Washington where tastes and restaurant preferences may be different.  In addition, the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.  These conditions may make it difficult for the Company to achieve its store growth objectives.

Lease Renewals.  As existing restaurant leases expire, the Company must negotiate new leases or lease extensions in order to continue operations at existing restaurants.  There can be no assurance that the Company will be able to renew these leases on favorable terms or at all.  If the Company is unable to obtain favorable terms on new leases or extensions on existing leases, it would increase costs and reduce the Company’s operating margins.  Moreover, if the Company is unable to renew existing leases and is unable to find suitable alternate locations, the Company’s revenue and operating results would be adversely affected.

Geographic Concentration.  As of April 24, 2002, 38 of the Company’s 51 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

Sensitivity to Economic Conditions and Consumer Spending.  The restaurant industry historically has been subject to substantial cyclical variation.  The California economy has slowed since the events of September 11, 2001 and there has been a downturn in the general economy and a decline in consumer spending in the restaurant industry.  A continued decline could have a material adverse effect on the Company’s financial performance as restaurant sales tend to decline during recessionary periods.  A prolonged economic downturn could alter customers’ purchasing decisions, which most likely would have a material adverse impact on the Company’s revenue and results of operations.

Volatility of Stock Price.  The market price of the Company’s Common Stock has fluctuated substantially since the initial public offering of the Common Stock in December 1992. Changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company’s Common Stock to fluctuate substantially.  In addition, in recent years the stock market has experienced extreme price and volume fluctuations.  This volatility has had significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies.  Any shortfall in the Company’s net sales or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company’s Common Stock in any given period.  Additionally, such shortfalls may not become apparent until late in the fiscal quarter, which could result in an even more immediate and significant adverse effect on the trading price of the Company’s Common Stock.

Seasonality and Quarterly Fluctuations.  The Company’s restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters.  In addition, the Company’s quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.  The fourth quarter of 2000 included 17 weeks.  As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year

Dependence on Key Personnel.  The success of the Company depends on the efforts of key management personnel.  The Company’s success will depend on its ability to motivate and retain its key crewmembers and to attract qualified personnel, particularly general managers, for its restaurants.  The Company faces significant competition in the recruitment of qualified crewmembers.

Restaurant Industry.  The restaurant industry is affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends.  The performance of individual restaurants, including the Company’s restaurants, may be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants.  In addition, factors such as inflation, increased food, labor and crewmember benefit costs, and the availability of experienced management and hourly crewmembers may also adversely affect the restaurant industry in general and the Company’s restaurants in particular.  Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, and various federal, state and local governmental regulations, including those relating to the sale of food and alcoholic beverages.  There can be no assurance that the restaurant industry in general, and the Company in particular, will be successful.

Competition.  The Company’s restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with quick-service outlets.  The Company’s competitors include national and regional chains, as well as local owner-operated restaurants.  Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities.  Many of the Company’s competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages.  The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship. In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.

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

Control by Major Shareholder.  Crescent Real Estate Equities Limited Partnership (“Crescent”) holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder.  Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company’s Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company’s business activity.  In addition, because the Company did not achieve a specified earnings target in 1998, the holders of Series A preferred stock would have the right to elect a majority of the Company’s Board of Directors.  These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented.  Management believes the following accounting policies, among others, represent its more critical or complex estimates and assumptions used in preparation of its consolidated financial statements.  These estimates and assumptions include, but are not limited to, the valuation allowance for deferred income taxes, estimated useful lives of property and equipment, the recording of restaurant opening costs the accounting for stock-based awards and the accrual for workers’ compensation claims.

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

Property and equipment.  Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years.  The Company reviews the cash flow of each restaurant throughout any given reporting period and performs an impairment review of its investment in property and equipment at any given restaurant during a reporting period if deemed necessary based on the restaurant’s cash flow performance.  At least annually, the Company performs an impairment review of its investment in property and equipment for all of its restaurants.

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

Stock-based compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  The Company accounts for stock-based awards to non-employees in accordance with SFAS 123 and EITF 96-18.

Workers’ Compensation Claims Accrual.  The Company records estimates for workers’ compensation claims under its workers’ compensation program.  Estimated reserves are based on available historical claim settlement data for reported claims.

Results of Operations

The following table sets forth items in the Company’s statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended
	March 24, 2002		March 25, 2001
	(Dollars in thousands)
NET SALES	$17,247	100.0%	$17,585	100.0%

COSTS AND EXPENSES:
Cost of sales	3,844	22.3%	4,117	23.4%
Restaurant operating expenses:
Labor	5,763	33.4%	5,654	32.2%
Occupancy and other	5,286	30.7%	5,216	29.7%
Depreciation and amortization	778	4.5%	778	4.4%
General and administrative expenses	1,362	7.9%	1,453	8.2%
Restaurant opening costs	53	0.3%	6	—%
Total costs and expenses	17,086	99.1%	17,224	97.9%

OPERATING INCOME	161	0.9%	361	2.1%

Interest income	15	0.1%	47	0.3%
Interest expense	(59)	(0.3)%	(99)	(0.6)%

Interest expense, net	(44)	(0.2)%	(52)	(0.3)%

INCOME BEFORE INCOME TAXES	117	0.7%	309	1.8%
Provision for income taxes	4	—%	8	0.1%

NET INCOME	$113	0.7%	$301	1.7%

Number of restaurants:
Open at beginning of period	51		48
Open at end of period	51		49

The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company’s Fresh Choice Express restaurants are excluded):

AVERAGE FRESH CHOICE RESTAURANTS

	Twelve Weeks Ended
	March 24, 2002		March 25, 2001
	(Dollars in thousands)
NET SALES	$356	100.0%	$376	100.0%

COSTS AND EXPENSES:
Cost of sales	79	22.1%	87	23.2%
Restaurant operating expenses:
Labor	119	33.3%	121	32.1%
Occupancy and other	109	30.6%	112	29.8%
Depreciation and amortization	15	4.3%	17	4.4%

Total costs and expenses	322	90.3%	337	89.5%

RESTAURANT OPERATING INCOME	$34	9.7%	$39	10.5%

Average Fresh Choice restaurants open	47.5		46.0

(This table excludes Fresh Choice Express restaurants)

Results of Operations:  Twelve Weeks Ended March 24, 2002

Compared to Twelve Weeks Ended March 25, 2001

Net Sales.  Net sales for the quarter ended March 24, 2002 were $17,247,000, a decrease of $338,000, or 1.9%, from sales of $17,585,000 for the quarter ended March 25, 2001. The primary components of the net decrease in sales were:

Decrease in comparable Fresh Choice restaurant sales	$(765,000)
Incremental sales from new Fresh Choice restaurants	671,000
Change in sales in Express restaurants	21,000
Decrease in sales from closed restaurants	(265,000)
$(338,000)

The Company operated an average of 51.5 restaurants in the twelve weeks ended March 24, 2002 compared to 48.8 restaurants in the twelve weeks ended March 25, 2001.  Sales at the Company’s 45 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 4.6% in the first quarter of 2002 versus the first quarter of 2001.  Comparable store guest counts decreased 4.8% in the first quarter, while the comparable store average check increased 0.2% to $7.48, reflecting price increases and higher priced coupon offerings.

Net sales per Fresh Choice restaurant averaged $356,000 in the first quarter of 2002, a decrease of 5.2% from net sales per restaurant of $376,000 in the first quarter of 2001 due primarily to the comparable store sales decreases as noted above.

Costs and Expenses.  Cost of sales (food and beverage costs) was 22.3% of sales in the first quarter of 2002 compared to 23.4% in the first quarter of 2001.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

Restaurant Operating Expenses.        Restaurant operating expenses (labor, occupancy and other) were 64.1% of sales in the first quarter of 2002 compared to 61.9% of sales in the first quarter of 2001, an increase of 2.2% of sales.

Labor costs as a percentage of sales were 33.4% for the first quarter of 2002 compared to 32.2% in the first quarter of 2001.  The labor cost percentage was higher primarily due to lower average restaurant sales as well as a higher average wage.

Occupancy and other expenses as a percentage of sales were 30.7% for the first quarter of 2002 compared to 29.7% of sales in the first quarter of 2001, an increase of 1.0% of sales.  The increase is due primarily to lower average restaurant sales partially offset by lower gas and electricity costs, which were 3.1% of sales in the first quarter of 2002 versus 3.3% of sales in the first quarter of 2001.  In addition advertising decreased to 3.2% of sales versus 3.5% of sales in the first quarter of 2001.

Depreciation and Amortization.  Depreciation and amortization expenses were 4.5% of sales in the first quarter of 2002, an increase of 0.1% of sales from the first quarter of 2001.  The increase is the result of lower net sales.

General and Administrative Expenses.  General and administrative expenses were 7.9% of sales in the first quarter of 2002 compared to 8.2% of sales in the first quarter of 2001.  The decrease is primarily the result of reduced spending partially offset by lower sales.  General and administrative expenses declined $91,000 in the first quarter of 2002 versus the prior year primarily due to reduced travel expenses, lower recruiting costs and reduced spending on the Company’s annual general manager conference.

Interest Expense, net.  Interest expense, net was  $44,000 in the first quarter of 2002 compared to $52,000 in the first quarter of 2001. This decrease is due to lower interest rates on the Company’s bank debt partially offset by lower interest rates for interest earned on its bank balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded an income tax provision for the first quarter of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that the Company’s deferred tax assets will be realized.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at March 24, 2002, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b)     Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended March 24, 2002.

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
(Principal Executive Officer)

/s/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  May 3, 2002

INDEX TO FORM 10-Q EXHIBITS

Exhibit No.			Description

3.1	(1)		Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)		Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)		Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)		Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)		Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)		Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)		Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)		Form of Indemnity Agreement for directors and officers

10.2	(2)	(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)	(3)	1992 Employee Stock Purchase Plan

10.8	(8)		Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)		Warrant to Purchase up to 75,000 Shares of the Company’s Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)		Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company’s Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)	(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)	(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)	(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)	(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)		Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)	(3)	Form of Severance Agreement with Senior Vice Presidents

10.41	(16)	(3)	2001 Home Office Incentive Plan

10.42	(16)	(3)	Senior Vice President of Operations 2001 Incentive Plan

10.43	(17)	(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17)	(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17)	(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17)	(3)	2001 Employee Stock Purchase Plan

10.47	(17)	(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)		Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)		Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)		Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51	(17)		Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)		Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.53	(18)	(3)	2002 Home Office Incentive Plan

10.54	(18)	(3)	Senior Vice President of Operations 2002 Incentive Plan

10.55	(18)	(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

10.56	(18)	(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57			Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

(1)          Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2)          Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3)          Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(6)          Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)          Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on form 10-Q for the quarter ended March 24, 1996.

(10)    Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.

(11)    Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 1996.

(13)    Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.

(14)    Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 27, 1998.

(15)    Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 26, 1999.

(16)    Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)    Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-Q for the quarter ended September 9, 2001.

(18)    Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.