Form 10-Q
period 2002-06-16
FRESH CHOICE INC
filed 2002-07-22
CIK 893741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 16, 2002

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

☐ Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

 The number of shares of Common Stock, $.001 par value, outstanding as of July 17, 2002 was 5,939,146.

FRESH CHOICE, INC.

  PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 16, 2002	December 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,952	$4,368
Receivables	196	224
Inventories	426	404
Prepaid expenses and other current assets	384	1,202
Total current assets	5,958	6,198

PROPERTY AND EQUIPMENT, net	28,911	27,717

LEASE ACQUISITION COSTS, net	257	286

DEPOSITS AND OTHER ASSETS	676	639
TOTAL ASSETS	$35,802	$34,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,895	$2,434
Accrued salaries and wages	1,678	1,523
Sales tax payable	860	582
Other accrued expenses	1,792	1,808
Current portion of long-term obligations	611	567
Total current liabilities	6,836	6,914

CAPITAL LEASE OBLIGATIONS	1,153	484

LONG-TERM DEBT	2,113	2,173

OTHER LONG-TERM LIABILITIES	1,794	2,010
Total liabilities	11,896	11,581

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2002 and 2001 - 1,187,906; liquidation preference of $6.57 per share	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2002 - 5,939,146; 2001 - 5,906,965	42,598	42,538
Accumulated deficit	(23,867)	(24,454)
Total stockholders' equity	23,906	23,259
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,802	$34,840

The December 30, 2001 amounts are derived from the Company's audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2002	June 17, 2001	June 16, 2002	June 17, 2001

NET SALES	$17,708	$18,215	$34,955	$35,800

COSTS AND EXPENSES:
Cost of sales	3,931	4,151	7,775	8,268
Restaurant operating expenses:
Labor	5,670	5,695	11,433	11,349
Occupancy and other	5,437	5,169	10,723	10,385
Depreciation and amortization	760	810	1,538	1,588
General and administrative expenses	1,349	1,615	2,711	3,068
Restaurant opening costs	34	—	87	6
Total costs and expenses	17,181	17,440	34,267	34,664

OPERATING INCOME	527	775	688	1,136

Interest income	10	30	25	77
Interest expense	(59)	(89)	(118)	(188)

Interest expense, net	(49)	(59)	(93)	(111)

INCOME BEFORE INCOME TAXES	478	716	595	1,025
Provision for income taxes	4	28	8	36

NET INCOME	$474	$688	$587	$989

Basic net income per common share	$0.08	$0.12	$0.10	$0.17

Shares used in computing basic per share amounts	5,917	5,842	5,913	5,838

Diluted net income per common share	$0.07	$0.10	$0.08	$0.14

Shares used in computing diluted per share amounts	7,167	7,106	7,176	7,106

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Four Weeks Ended
	June 16, 2002	June 17, 2001
OPERATING ACTIVITIES:
Net income	$587	$989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,629	1,696
Issuance of stock options for consulting services	3	4
Loss on disposal of property and equipment	22	36
Deferred rent	(216)	(251)
Change in operating assets and liabilities:
Receivables	28	59
Inventories	(27)	(16)
Prepaid expenses and other current assets	818	927
Accounts payable	(539)	(216)
Accrued salaries and wages	155	467
Other accrued expenses	265	(130)
Store closure reserve	(3)	(359)

Net cash provided by operating activities	2,722	3,206

INVESTING ACTIVITIES:
Capital expenditures	(2,249)	(1,114)
Proceeds from disposal of property and equipment	8	-
Deposits and other assets	(41)	(68)

Net cash used in investing activities	(2,282)	(1,182)

FINANCING ACTIVITIES:
Common stock sales	57	55
Long term debt - repayments	(57)	(125)
Capital lease obligations - proceeds	489	—
Capital lease obligations - repayments	(345)	(230)

Net cash provided by (used in) financing activities	144	(300)

INCREASE IN CASH AND CASH EQUIVALENTS	584	1,724

CASH AND CASH EQUIVALENTS:
Beginning of period	4,368	2,918
End of period	$4,952	$4,642

Noncash Investing and Financing Activities -
Equipment acquired under capital leases	$566	$—

Supplemental Disclosure of Cash Flow Information - Cash paid during the period for interest	$117	$111

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Weeks and Twenty-Four Weeks Ended June 16, 2002 and June 17, 2001

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2002	June 17, 2001	June 16, 2002	June 17, 2001
(In thousands, except per share data)

Net income	$474	$688	$587	$989

Shares

Average common shares outstanding	5,917	5,842	5,913	5,838

Stock options	62	76	75	80
Convertible preferred stock	1,188	1,188	1,188	1,188

Total shares and diluted shares	7,167	7,106	7,176	7,106

Basic net income per common share	$0.08	$0.12	$0.10	$0.17

Diluted net income per common share	$0.07	$0.10	$0.08	$0.14

The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2002	June 17, 2001	June 16, 2002	June 17, 2001
(In thousands)

Potential Dilutive Securities

Stock options excluded	958	689	958	687
Stock warrants	100	100	100	100

3.             INCOME TAXES

The Company recorded an income tax provision for the twelve and twenty-four weeks ended June 16, 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that any portion of the Company's deferred tax assets will be realized.

4.             BORROWING ARRANGEMENTS

The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.75% at June 16, 2002) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On June 16, 2002 the Company had $2,121,000 of debt outstanding under the Loan described above.  At June 16, 2002 $2,000,000 was included in long-term debt and $121,000 was included in the current portion of long-term obligations.  The deed of trust securing the Note requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

On June 3, 2002 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which extends the Agreement’s expiration date to June 3, 2004.  Borrowings bear interest at the prime rate (4.75% at June 16, 2002) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On June 16, 2002 the Company had no borrowings under the Agreement.

On June 16, 2002 the Company had a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit.  This commitment expires March 28, 2003.

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

The Company has obtained commitments for $6.1 million of capital equipment lease financing, of which the Company has utilized $1,489,000 through June 16, 2002.  The Company intends to utilize the remaining commitments to fund restaurant equipment primarily in its new restaurants.  The Company may seek additional debt financing to provide greater flexibility as it continues restaurant expansion.

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

In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2002 such holder notified the Company that it had no intention, at that time, of exercising such right; however, it has not waived any of its rights under the agreement.

6.             RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that intangible assets shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for fiscal periods beginning after December 15, 2001.

In accordance with SFAS No. 142 and effective December 31, 2001 (fiscal year 2002), the Company discontinued the amortization of certain intangible assets that were defined by the Company to have an indefinite life.  The Company also increased the amortization of certain intangible assets to more accurately reflect the useful life of these assets.  Had SFAS No. 142 been in effect during the twenty-four weeks ended June 17, 2001, previously reported net income would have increased by $9,000 and basic and diluted earnings per share would have been unchanged.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twenty-four weeks ended June 16, 2002.  The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2001 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.75% at June 16, 2002) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On June 3, 2002 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which extends the Agreement’s expiration date to June 3, 2004.  Borrowings bear interest at the prime rate (4.75% at June 16, 2002) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On June 16, 2002 the Company had no borrowings under the Agreement.

The Company also has a $2,000,000 revolving line of credit (the  “Agreement”) with a bank, which expires on June 3, 2004.  Borrowings bear interest at the prime rate (4.75% at June 16, 2002) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On June 16, 2002 the Company had no borrowings under the Agreement.

On June 16, 2002 the Company had a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit.  This commitment expires March 28, 2003.

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

During the first twenty-four weeks of 2002 the Company entered into equipment leases which total $1,055,000 of which $201,000 was included in the current portion of long-term obligations.  This and other capital lease obligations at June 16, 2002 totaled $1,642,000 of which $489,000 was included in current portion of long-term debt.  Long-Term Debt also included a $114,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

Operating activities for the first twenty-four weeks of 2002 provided $2.7 million of cash flows.  During the same period, the Company invested $2.2 million in property and equipment, which includes the equipment under capital leases.

The Company’s contractual obligations as of June 16, 2002 are as follows:

(In thousands)

	Total	Remainder of 2002	2003 through 2005	2006 through 2007	2008 and thereafter
Secured Note	$2,121	$60	$397	$303	$1,361
Capital Lease Obligations	1,642	274	1,062	306	—
Other Note Payable	114	1	4	3	106
Operating Leases	132,498	4,227	24,073	15,009	89,189

Total Contractual Cash Obligations	$136,375	$4,562	$25,536	$15,621	$90,656

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

In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5.5 million which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March 2002 such holder notified the Company that it had no intention, at that time, of exercising such right; however, the holder has not waived any of its rights under the agreement.

The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company plans to open six to eight new Fresh Choice restaurants in 2002, primarily in California.  As of July 17, 2002, one new Fresh Choice restaurant opened in fiscal 2002.  The Company currently has signed leases for seven additional Fresh Choice restaurants.  The total leasehold improvements and equipment costs for these seven locations is estimated to be approximately $8.0 million, of which approximately $979,000 has been expended through the first twenty-four weeks of 2002.

The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, for expansion in 2002 and beyond.  The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.

The Company intends to finance its operating cash requirements and fiscal 2002 capital requirements through existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  The Company has obtained commitments for $6.1 million of capital equipment lease financing, of which the Company has utilized $1,489,000 through June 16, 2002.  The Company intends to utilize the remaining commitments to fund restaurant equipment primarily in its new restaurants.  The Company may seek additional debt financing to provide greater flexibility as it continues restaurant expansion.

The Company’s ability to continue an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases.  In 2001 comparable store sales, excluding the extra 53rd week of sales in 2000, declined 1.2% and comparable store sales also declined 4.5% in the first twenty-four weeks of 2002.  The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve.  In addition, the Company will be seeking additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.  To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to reduce its expansion plans.

Impact of Inflation

Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws.  Accordingly, increases in the minimum wage could materially increase the Company’s labor costs.  In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures.  Shifts in these costs may have a significant impact on the Company’s food costs.  The Company anticipates that increases in these costs may be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or that even if it were able to do so, it could do so in a short period of time.

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

From the third quarter of fiscal 1994 through the end of 1998, the Company reported quarterly comparable store sales declines.  The Company reported positive comparable store sales in each quarter of the following two years; however, the Company’s comparable store sales decreased for fiscal year 2001 and for the first twenty-four weeks of 2002.  There can be no assurance that comparable store sales declines experienced in 2001 and the first twenty-four weeks of 2002 will not continue to decline further.

Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001 and another opening through July 17, 2002.  The Company plans to open five to seven Fresh Choice restaurants in 2002 in addition to the one restaurant already opened in January 2002.  There can be no assurance that the opened restaurants or future restaurants will be successful.  The Company's ability to successfully implement an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market.

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

Geographic Concentration.  As of July 17, 2002, 38 of the Company's 51 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations.  In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company's restaurants were more broadly dispersed.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented.  Management believes the following accounting policies, among others, represent its more critical or complex estimates and assumptions used in preparation of its consolidated financial statements.  These estimates and assumptions include, but are not limited to,

*              the valuation allowance for deferred income taxes,

*              the estimated useful lives of property and equipment,

*              the accounting for stock-based awards, and

*              the accrual for workers’ compensation claims.

The Company evaluates its estimates and assumptions on an on-going basis and believes its estimates and assumptions are reasonable based on historical experience and other factors.  However, actual results could differ from those estimates and these differences could be material to the consolidated financial statements.  Our accounting policies are more fully described in Note 1 of the Company’s audited December 30, 2001 financial statements.  Please refer to the Company’s Annual Report on Form 10-K filed March 29, 2002 for a discussion of its policies on the valuation allowance for deferred income taxes, the estimated useful lives of property and equipment, the accounting for stock based awards and the accrual for workers’ compensation claims.

Results of Operations

The following table sets forth items in the Company's statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended
(Dollars in thousands)	June 16, 2002		June 17, 2001		June 16, 2002		June 17, 2001
NET SALES	$17,708	100.0%	$18,215	100.0%	$34,955	100.0%	$35,800	100.0%

COSTS AND EXPENSES:
Cost of sales	3,931	22.2%	4,151	22.8%	7,775	22.2%	8,268	23.1%
Restaurant operating expenses:
Labor	5,670	32.0%	5,695	31.3%	11,433	32.7%	11,349	31.7%
Occupancy and other	5,437	30.7%	5,169	28.4%	10,723	30.7%	10,385	29.0%
Depreciation and amortization	760	4.3%	810	4.4%	1,538	4.4%	1,588	4.4%
General and administrative expenses	1,349	7.6%	1,615	8.9%	2,711	7.8%	3,068	8.6%
Restaurant opening costs	34	0.2%	—	—%	87	0.2%	6	—%

Total costs and expenses	17,181	97.0%	17,440	95.8%	34,267	98.0%	34,664	96.8%

OPERATING INCOME	527	3.0%	775	4.2%	688	2.0%	1,136	3.2%

Interest income	10	—%	30	0.2%	25	—%	77	0.2%
Interest expense	(59)	(0.3%)	(89)	(0.5%)	(118)	(0.3%)	(188)	(0.5%)

Interest expense, net	(49)	(0.3%)	(59)	(0.3%)	(93)	(0.3%)	(111)	(0.3%)

INCOME BEFORE INCOME TAXES	478	2.7%	716	3.9%	595	1.7%	1,025	2.9%
Provision for income taxes	4	—%	28	0.1%	8	—%	36	0.1%

NET INCOME	$474	2.7%	$688	3.8%	$587	1.7%	$989	2.8%

Number of restaurants:
Open at beginning of period	51		49		51		48
Open at end of period	51		49		51		49

The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company’s Fresh Choice Express restaurants are excluded):

	Twelve Weeks Ended				Twenty-Four Weeks Ended
(Dollars in thousands)	June 16, 2002		June 17, 2001		June 16, 2002		June 17, 2001
NET SALES	$369	100.0%	$390	100.0%	$725	100.0%	$766	100.0%

COSTS AND EXPENSES:
Cost of sales	81	22.0%	88	22.6%	160	22.0%	175	22.9%
Restaurant operating expenses:
Labor	118	32.0%	122	31.2%	236	32.7%	242	31.6%
Occupancy and other	113	30.5%	111	28.5%	222	30.6%	223	29.2%
Depreciation and amortization	15	4.1%	17	4.3%	31	4.2%	34	4.4%

Total costs and expenses	327	88.6%	338	86.6%	649	89.5%	674	88.1%

RESTAURANT OPERATING INCOME	$42	11.4%	$52	13.4%	$76	10.5%	$92	11.9%

Average Fresh Choice restaurants open	47.0		46.0		47.3		46.0

(This table excludes Fresh Choice Express restaurants)

Results of Operations:  Twelve Weeks Ended June 16, 2002

Compared to Twelve Weeks Ended June 17, 2001

Net Sales.  Net sales for the quarter ended June 16, 2002 were $17,708,000, a decrease of $507,000, or 2.8%, from sales of $18,215,000 for the quarter ended June 17, 2001. The primary components of the net decrease in sales were:

Decrease in comparable Fresh Choice restaurant sales	$(791,000)

Incremental sales from two new Fresh Choice restaurants	662,000

Change in sales in Express restaurants	80,000

Decrease in sales from closed restaurant	(458,000)

$(507,000)

The Company operated an average of 51 restaurants in the twelve weeks ended June 16, 2002 compared to 49 restaurants in the twelve weeks ended June 17, 2001.  Sales at the Company’s 45 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 4.5% in the second quarter of 2002 versus the second quarter of 2001.  Comparable store guest counts decreased 5.2%, while the comparable store average check increased 0.7% to $7.65, reflecting price increases and coupon offers at a lower discount.

Net sales per Fresh Choice restaurant averaged $369,000 in the second quarter of 2002, a decrease of 5.4% over net sales per restaurant of $390,000 in the second quarter of 2001 due primarily to the comparable store sales decreases as noted above.

Costs and Expenses.  Cost of sales (food and beverage costs) was 22.2% of sales in the second quarter of 2002 compared to 22.8% in the second quarter of 2001.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 62.7% of sales in the second quarter of 2002 compared to 59.7% of sales in the second quarter of 2001, an increase of 3.0% of sales.

Labor costs as a percentage of sales were 32.0% for the second quarter of 2002 compared to 31.3% in the second quarter of 2001.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales as well as a higher average wage.

Occupancy and other expenses as a percentage of sales were 30.7% for the second quarter of 2002 compared to 28.4% of sales in the second quarter of 2001, an increase of 2.3% of sales.  The increase is due primarily to lower average restaurant sales, higher repair and maintenance expenses and higher advertising costs.

Depreciation and Amortization.  Depreciation and amortization expenses were 4.3% of sales in the second quarter of 2002 a decrease of 0.1% of sales from the second quarter of 2001.  The decrease resulted from a declining depreciable asset base for older restaurant equipment.

General and Administrative Expenses.  General and administrative expenses were 7.6% of sales in the second quarter of 2002 compared to 8.9% of sales in the second quarter of 2001.  The decrease is primarily the result of  the Company’s overall efforts to keep these expenses down during the current weak economic period, lower incentive accruals,  lower legal expenses and lower recruiting costs.

Interest Expense, net.  Interest expense, net was  $49,000 in the second quarter of 2002 compared to $59,000 in the second quarter of 2001. This decrease is due to lower interest rates on borrowings and lower amortized loan fees partially offset by lower interest earned on its average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded an income tax provision for the second quarter of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that any portion of the Company's deferred tax assets will be realized.

Results of Operations:  Twenty-Four Weeks Ended June 16,2002

Compared to Twenty-Four Weeks Ended June 17, 2001

Net Sales.  Net sales for the twenty-four weeks ended June 16, 2002 (first two quarters of 2002) were $34,955,000, a decrease of $845,000, or 2.4%, from sales of $35,800,000 for the twenty-four weeks ended June 17, 2001 (first two quarters of 2001). The primary components of the net decrease in sales were:

Decrease in comparable Fresh Choice restaurant sales	$(1,556,000)

Incremental sales from two new Fresh Choice restaurants	1,333,000

Change in sales in Express restaurants	101,000

Decrease in sales from closed restaurant	(723,000)

$(845,000)

The Company operated an average of 51.3 restaurants in the first two quarters of 2002 compared to 48.9 restaurants in the first two quarters of 2001.  Sales at the Company’s 45 comparable stores, which include restaurants open at least 18 months, decreased 4.5% in the first two quarters of 2002 versus the first two quarters of 2001.  Comparable store guest counts decreased 5.0%, while the comparable store average check increased 0.5% to $7.57, reflecting price increases and coupon offerings at a lower discount.

Net sales per Fresh Choice restaurant averaged $725,000 in the first two quarters of 2002, a decrease of 5.4% from net sales per restaurant of $766,000 in the first two quarters of 2001 due primarily to comparable store sales decreases as noted above.

Costs and Expenses.  Cost of sales (food and beverage costs) was 22.2% of sales in the first two quarters of 2002 compared to 23.1% in the first two quarters of 2001, a decrease of 0.9% of sales.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 63.4% of sales in the first two quarters of 2002 compared to 60.7% of sales in the first two quarters of 2001, an increase of 2.7% of sales.

Labor costs as a percentage of sales were 32.7% in the first two quarters of 2002 compared to 31.7% in the first two quarters of 2001, an increase of 1.0% of sales.  The labor costs as a percentage of sales were higher primarily due to lower average restaurant sales as well as a higher average wage.

Occupancy and other expenses as a percentage of sales were 30.7% in the first two quarters of 2002 compared to 29.0% of sales in the first two quarters of 2001, an increase of 1.7% of sales.  The increase is due primarily to lower average restaurant sales and higher repair and maintenance expenses.

Depreciation and Amortization.  Depreciation and amortization expenses were 4.4% of sales in the first two quarters of 2002 or the same as the first two quarters of 2001.

General and Administrative Expenses.  General and administrative expenses were 7.8% of sales in the first two quarters of 2002 compared to 8.6% of sales in the first two quarters of 2001.  The decrease is primarily the result of  the Company’s overall efforts to keep these expenses down during the current weak economic period, lower incentive accruals, lower legal expenses, lower recruiting costs and reduced spending on the Company’s annual general manager’s conference.

Interest Expense, net.  Interest expense was  $93,000 in the first two quarters of 2002 compared to $111,000 in the first two quarters of 2001. This decrease is due primarily to lower interest rates on borrowings and lower amortized loan fees partially offset by decreased interest earned on its average cash balances. Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded an income tax provision for the first two quarters of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at June 16, 2002, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	Not Applicable.

Item 2 - Changes in Securities	Not Applicable.

Item 3 - Defaults upon Senior Securities	Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 23, 2002.  The stockholders voted on proposals on:

(1) The election of two (2) Class I directors, Vern O. Curtis and Charles L. Boppell, to hold office for a three-year term and until their successors are elected and qualified.  The proposal was approved by the following vote:

Nominee	For	Withheld
Vern O. Curtis	5,430,331	52,623
Charles L. Boppell	5,430,525	52,429

(2) The appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 29, 2002.  The proposal was approved by the following vote:

For	Against	Abstain
5,426,829	11,925	44,200

Item 5 - Other Information	Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)           Exhibits.  The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended June 16, 2002.

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
(Principal Executive Officer)

/S/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: July 22, 2002

INDEX TO FORM 10-Q EXHIBITS

Exhibit No.			Description
3.1	(1)		Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)		Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)		Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)		Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)		Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)		Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)		Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)		Form of Indemnity Agreement for directors and officers

10.2	(2)	(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)	(3)	1992 Employee Stock Purchase Plan

10.8	(8)		Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)		Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)		Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company's Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)	(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)	(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)	(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)	(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)		Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)	(3)	Form of Severance Agreement with Senior Vice Presidents

10.41	(16)	(3)	2001 Home Office Incentive Plan

10.42	(16)	(3)	Senior Vice President of Operations 2001 Incentive Plan

10.43	(17)	(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17)	(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17)	(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17)	(3)	2001 Employee Stock Purchase Plan

Exhibit  No.

Description

10.47	(17)	(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)		Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)		Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)		Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51	(17)		Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)		Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.53	(18)	(3)	2002 Home Office Incentive Plan

10.54	(18)	(3)	Senior Vice President of Operations 2002 Incentive Plan

10.55	(18)	(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

10.56	(18)	(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57	(19)		Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.58			Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

_____________

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

(17)                            Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2001.

(18)                            Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(19)                            Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.