Form 10-Q
period 2002-09-08
FRESH CHOICE INC
filed 2002-10-11
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 8, 2002

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

☐    Yes             ☐    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of October 1, 2002 was 5,939,146.

FRESH CHOICE, INC.

INDEX

PART I - FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 8,	December 30,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,313	$4,368
Receivables	596	224
Inventories	478	404
Prepaid expenses and other current assets	626	1,202
Total current assets	6,013	6,198

PROPERTY AND EQUIPMENT, net	30,526	27,717
LEASE ACQUISITION COSTS, net	243	286
DEPOSITS AND OTHER ASSETS	672	639

TOTAL ASSETS	$37,454	$34,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,889	$2,434
Accrued salaries and wages	1,792	1,523
Sales tax payable	823	582
Other accrued expenses	1,954	1,808
Current portion of long-term obligations	594	567
Total current liabilities	8,052	6,914

CAPITAL LEASE OBLIGATIONS	1,047	484
LONG-TERM DEBT	2,081	2,173
OTHER LONG-TERM LIABILITIES	1,721	2,010
Total liabilities	12,901	11,581

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2002 and 2001 — 1,187,906; liquidation preference of $6.70 per share	5,175	5,175
Common stock — $.001 par value; 15 million shares authorized; shares outstanding: 2002 — 5,939,146; 2001 — 5,906,965	42,599	42,538
Accumulated deficit	(23,221)	(24,454)
Total stockholders’ equity	24,553	23,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,454	$34,840

The December 30, 2001 amounts are derived from the Company’s audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2002	September 9, 2001	September 8, 2002	September 9, 2001
NET SALES	$18,738	$18,343	$53,693	$54,143
COSTS AND EXPENSES:
Cost of sales	4,180	4,032	11,955	12,300
Restaurant operating expenses:
Labor	5,894	5,586	17,327	16,935
Occupancy and other	5,633	5,265	16,356	15,650
Depreciation and amortization	758	762	2,296	2,350
General and administrative expenses	1,339	1,520	4,050	4,588
Restaurant opening costs	162	7	249	13

Total costs and expenses	17,966	17,172	52,233	51,836

OPERATING INCOME	772	1,171	1,460	2,307

Interest income	16	33	41	110
Interest expense	(61)	(128)	(179)	(316)
Interest expense, net	(45)	(95)	(138)	(206)

INCOME BEFORE INCOME TAXES	727	1,076	1,322	2,101
Provision for income taxes	81	33	89	69

NET INCOME	$646	$1,043	$1,233	$2,032

Basic net income per common share	$0.11	$0.18	$0.21	$0.35

Shares used in computing basic per share amounts	5,939	5,873	5,922	5,850

Diluted net income per common share	$0.09	$0.15	$0.17	$0.29

Shares used in computing diluted per share amounts	7,173	7,166	7,174	7,124

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Six Weeks Ended
	September 8, 2002	September 9, 2001
OPERATING ACTIVITIES:
Net income	$1,233	$2,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,435	2,510
Issuance of stock options for consulting services	4	5
Loss on disposal of property and equipment	90	46
Deferred rent	(289)	(303)
Change in operating assets and liabilities:
Receivables	(372)	36
Inventories	(82)	(72)
Prepaid expenses and other current assets	576	578
Accounts payable	455	(52)
Accrued salaries and wages	269	362
Other accrued expenses	390	(144)
Store closure reserve	(3)	(364)
Net cash provided by operating activities	4,706	4,634

INVESTING ACTIVITIES:
Capital expenditures	(4,733)	(1,719)
Proceeds from disposal of property and equipment	24	2
Deposits and other assets	(42)	(40)
Net cash used in investing activities	(4,751)	(1,757)

FINANCING ACTIVITIES:
Common stock sales	57	63
Long term debt — borrowings	—	2,200
Long term debt — repayments	(87)	(1,200)
Capital lease obligations — proceeds	490	—
Capital lease obligations — repayments	(470)	(374)
Net cash provided by (used in) financing activities	(10)	689

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55)	3,566

CASH AND CASH EQUIVALENTS:
Beginning of period	4,368	2,918
End of period	$4,313	$6,484

Noncash Investing and Financing Activities — Equipment acquired under capital leases	$565	$—

Supplemental Disclosure of Cash Flow Information — Cash paid during the period for interest	$183	$177

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Weeks and Thirty-Six Weeks Ended September 8, 2002 and September 9, 2001

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

                            A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2002	September 9, 2001	September 8, 2002	September 9, 2001
(In thousands, except per share data)

Net income	$646	$1,043	$1,233	$2,032

Shares

Average common shares outstanding	5,939	5,873	5,922	5,850

Stock options	46	105	64	86
Convertible preferred stock	1,188	1,188	1,188	1,188

Total shares and diluted shares	7,173	7,166	7,174	7,124

Basic net income per common share	$0.11	$0.18	$0.21	$0.35

Diluted net income per common share	$0.09	$0.15	$0.17	$0.29

                            The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2002	September 9, 2001	September 8, 2002	September 9, 2001
(In thousands)
Potential Dilutive Securities

Stock options excluded	1,024	580	957	768
Stock warrants	100	100	100	100

3.           OTHER ACCRUED EXPENSES

                            The components of other accrued expenses are as follows:

	September 8,	December 30,
(In thousands)	2002	2001
Unredeemed gift certificates	$468	$539
Accrued workers’ compensation	331	240
Accrued utilities	277	225
Accrued property taxes	172	98
Deferred vendor allowances	144	76
Income taxes payable	111	37
Accrued advertising	100	252
Other	351	341
	$1,954	$1,808

4.           OTHER LONG-TERM LIABILITIES

                            The components of other long-term liabilities are as follows:

	September 8,	December 30,
(In thousands)	2002	2001
Deferred rent	$1,522	$1,799
Deferred gain on sale	199	211
	$1,721	$2,010

5.           BORROWING ARRANGEMENTS

                            The Company has a $2,200,000 loan agreement (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.75% at September 8, 2002) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                            On September 8, 2002 the Company had $2,091,000 of debt outstanding under the Loan described above.  At September 8, 2002 $1,968,000 was included in long-term debt and $123,000 was included in the current portion of long-term obligations.  The deed of trust securing the Note requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

                            On June 3, 2002 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which extends the Agreement’s expiration date to June 3, 2004.  Borrowings bear interest at the prime rate (4.75% at September 8, 2002) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On September 8, 2002 the Company had no borrowings under the Agreement.

                            On September 8, 2002 the Company had a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit.  This commitment expires March 28, 2003.

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

                            The Company has obtained commitments for $6.1 million of capital equipment lease financing, of which the Company has utilized $1,489,000 through September 8, 2002.  On September 28, 2002 the Company utilized an additional $156,000 of the capital equipment lease financing commitment.  The Company intends to utilize the remaining commitments to fund restaurant equipment primarily in its new restaurants.  The Company may seek additional debt financing to provide greater flexibility as it continues restaurant expansion.

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

                   In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2002 such holder notified the Company that it had no intention, at that time, of exercising such right; however, it has not waived any of its rights under the agreement.  As of September 8, 2002 management is not aware of any change in the shareholder’s intention.

7.           INCOME TAXES

              The Company recorded an income tax provision for the twelve and thirty-six weeks ended September 8, 2002 primarily due to an increase in estimated state income taxes payable for California state income taxes.  In September 2002, the state of California enacted a law suspending the use of net operating loss carryforwards that could be used to offset taxable income in the determination of state income taxes for the 2002 and 2003 tax years.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

8.           RECENTLY ISSUED ACCOUNTING STANDARDS

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

                            In accordance with SFAS No. 142 and effective December 31, 2001 (fiscal year 2002), the Company discontinued the amortization of certain intangible assets that were defined by the Company to have an indefinite life.  The Company also increased the amortization rates of certain other intangible assets to reflect a shorter useful life of these assets.  Had SFAS No. 142 been in effect during the thirty-six weeks ended September 9, 2001, previously reported net income would have increased by $13,000 and basic and diluted earnings per share would have been unchanged.

                            In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell.  Discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet been incurred.  Except for those provisions of this accounting standard whose implementation extends to the end of 2003, the Company has adopted SFAS No. 144 as of December 31, 2001 (fiscal year 2002).  As the provisions were generally to be applied prospectively, the adoption did not have a material impact on the Company’s consolidated financial statements.  In addition, the adoption of the remaining provisions is not expected to have a material impact on the Company’s consolidated financial statements.

                            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3.  The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company’s consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

                            The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twelve weeks ended and thirty-six weeks ended September 8, 2002.  The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 30, 2001 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

Liquidity and Capital Resources

                        The Company’s primary capital requirements have been for the expansion of its restaurant operations and remodeling of its restaurants.  The Company has traditionally financed these requirements with funds from equity offerings, cash flow from operations, landlord allowances, capital equipment leases and short-term bank debt.  The Company does not have significant trade receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

                            The Company has a $2,200,000 loan agreement (the “Loan”), with a commercial bank.   Under the terms of the Loan the Company issued a promissory note (the “Note”) in the amount of $2,200,000.   The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.75% at September 8, 2002) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                            On June 3, 2002 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which extends the Agreement’s expiration date to June 3, 2004.  Borrowings bear interest at the prime rate (4.75% at September 8, 2002) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On September 8, 2002 the Company had no borrowings under the Agreement.

                            On September 8, 2002 the Company had a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit.  This commitment expires March 28, 2003.

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

                            During the first thirty-six weeks of 2002 the Company entered into equipment leases which total $1,055,000 of which $207,000 was included in the current portion of long-term obligations.  This and other capital lease obligations at September 8, 2002 totaled $1,517,000 of which $470,000 was included in current portion of long-term debt.  Long-Term Debt also included a $114,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

                            Operating activities for the first thirty-six weeks of 2002 provided $4.7 million of cash flows.  During the same period, the Company invested $5.3 million in property and equipment, which includes the equipment under capital leases.

                            The Company’s contractual obligations as of September 8, 2002 are as follows:

(In thousands)
	Total	Remainder of 2002	2003 through 2005	2006 through 2007	2008 and thereafter
Secured Note	2,091	$30	$397	$303	$1,361
Capital Lease Obligations	1,517	149	1,066	302	—
Other Note Payable	114	1	4	3	106
Operating Leases	116,701	2,244	24,467	15,267	74,723
Total Contractual Cash Obligations	$120,423	$2,424	$25,934	$15,875	$76,190

                            On September 28, 2002 the Company entered into a capital lease for equipment that requires minimum monthly payments of $3,787 through 2006.

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

                            The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company plans to open a total of six new Fresh Choice restaurants in 2002, primarily in California.  As of October 1, 2002, three new Fresh Choice restaurants have opened in fiscal 2002.  The Company currently has signed leases for five additional Fresh Choice restaurants.  The total leasehold improvements and equipment costs for these five locations is estimated to be approximately $6.0 million, of which approximately $1.3 million has been expended through the first thirty-six weeks of 2002.

                            The Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, for expansion beyond 2002.  The Company’s ability to implement an expansion strategy will depend upon a variety of factors, including its continued profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.

                            The Company intends to finance its operating cash requirements and fiscal 2002 capital requirements through existing cash balances, cash provided by operations, its borrowing arrangements and existing equipment lease financing commitment.  The Company has obtained commitments for $6.1 million of capital equipment lease financing, of which the Company has utilized $1,489,000 through September 8, 2002.  The Company intends to utilize the remaining commitments to fund restaurant equipment primarily in its new restaurants.  The Company may seek additional debt financing to provide greater flexibility as it continues restaurant expansion in 2003 and beyond.

                            The Company’s ability to continue an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases.  In 2001 comparable store sales, excluding the extra 53rd week of sales in 2000, declined 1.2% and comparable store sales also declined 3.6% in the first thirty-six weeks of 2002.  The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve.  In addition, the Company will be seeking additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.  To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to reduce its expansion plans.

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

                          Operating Losses and Recent Declines in Comparable Store Sales.  Our quarterly and annual operating results and same store sales have fluctuated significantly in the past and are likely to fluctuate significantly in the future.  The Company reported its first operating loss in the fourth quarter of 1994, and reported operating losses in three of the following four years.  Although the Company has reported a profit for each of the last three years, there can be no assurance that the Company will continue to be profitable over the long or short term.

From the third quarter of fiscal 1994 through the end of 1998, the Company reported quarterly comparable store sales declines.  The Company reported positive comparable store sales in each quarter of the following two years; however, the Company’s comparable store sales decreased for fiscal year 2001 and for the first thirty-six weeks of 2002.  There can be no assurance that comparable store sales declines experienced in 2001 and the first thirty-six weeks of 2002 will not continue to decline further.

                          Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001 and another three opening through October 1, 2002.  The Company plans to open another three Fresh Choice restaurants in 2002 in addition to the three restaurants already opened in 2002.  There can be no assurance that the opened restaurants or future restaurants will be successful.  The Company’s ability to successfully implement an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market.

                          The Company’s expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, Texas or Washington where tastes and restaurant preferences may be different.  In addition, the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.  These conditions may make it difficult for the Company to achieve its store growth objectives.

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

                          Geographic Concentration.  As of October 1, 2002, 40 of the Company’s 53 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

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

Our accounting policies are more fully described in Note 1 of the Company’s audited December 30, 2001 financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities as of the dates and for the periods presented.   Management believes the following accounting policies, among others, represent its more critical or complex estimates and assumptions used in preparation of its consolidated financial statements.

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

                            Income taxes.  The Company has provided valuation allowances against its deferred net tax assets based on management’s most recent assessment that it is not deemed more likely than not that the deferred tax assets will be realized.  If future assessments by management were to determine that the Company would be able to realize its deferred tax assets in excess of their net recorded amounts, an adjustment to the deferred tax assets could result in an increase in income in the period such determination was made.

Long-lived assets impairment.  The Company records an asset impairment charge when events or changes in assumptions indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  At least annually the Company performs an impairment review of its investment in property and equipment for all of its restaurants.  If management decided that a restaurant’s long-lived assets were not recoverable based on estimated future cash flows, an impairment charge would be recorded in the period such determination was made.

                            Property and equipment.  Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years.

                            Stock-based compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  The Company accounts for stock-based awards to non employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

                            Workers’ Compensation Claims Accrual.  The Company records estimates for workers’ compensation claims under its workers’ compensation program.  Estimated reserves are based on available historical claim settlement data for reported claims.  If a greater number of claims occur in comparison to the amount of claims estimated or medical costs increase beyond anticipated costs, additional charges may be required in the period such determination was made.

Results of Operations

                            The following table sets forth items in the Company’s statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended				Thirty-Six Weeks Ended
(Dollars in thousands)	September 8, 2002		September 9, 2001		September 8, 2002		September 9, 2001
NET SALES	$18,738	100.0%	$18,343	100.0%	$53,693	100.0%	$54,143	100.0%

COSTS AND EXPENSES:
Cost of sales	4,180	22.3%	4,032	22.0%	11,955	22.3%	12,300	22.7%
Restaurant operating expenses:
Labor	5,894	31.5%	5,586	30.5%	17,327	32.3%	16,935	31.3%
Occupancy and other	5,633	30.1%	5,265	28.7%	16,356	30.5%	15,650	28.9%
Depreciation and amortization	758	4.0%	762	4.1%	2,296	4.3%	2,350	4.3%
General and administrative expenses	1,339	7.1%	1,520	8.3%	4,050	7.5%	4,588	8.5%
Restaurant opening costs	162	0.9%	7	—%	249	0.4%	13	—%
Total costs and expenses	17,966	95.9%	17,172	93.6%	52,233	97.3%	51,836	95.7%

OPERATING INCOME	772	4.1%	1,171	6.4%	1,460	2.7%	2,307	4.3%

Interest income	16	0.1%	33	0.2%	41	—%	110	0.2%
Interest expense	(61)	(0.3)%	(128)	(0.7)%	(179)	(0.2)%	(316)	(0.6)%
Interest expense, net	(45)	(0.2)%	(95)	(0.5)%	(138)	(0.2)%	(206)	(0.4)%

INCOME BEFORE INCOME TAXES	727	3.9%	1,076	5.9%	1,322	2.5%	2,101	3.9%
Provision for income taxes	81	0.5%	33	0.2%	89	0.2%	69	0.1%

NET INCOME	$646	3.4%	$1,043	5.7%	$1,233	2.3%	$2,032	3.8%

Number of restaurants:
Open at beginning of period	51		49		51		48
Open at end of period	53		49		53		49

The following table presents the components of average operating income on a per restaurant basis, based on the average number of Fresh Choice restaurants open during the period (the Company’s Fresh Choice Express restaurants are excluded):

AVERAGE FRESH CHOICE RESTAURANTS

	Twelve Weeks Ended				Thirty-Six Weeks Ended
(Dollars in thousands)	September 8, 2002		September 9, 2001		September 8, 2002		September 9, 2001
NET SALES	$385	100.0%	$393	100.0%	$1,111	100.0%	$1,159	100.0%

COSTS AND EXPENSES:
Cost of sales	85	22.1%	86	21.8%	245	22.0%	261	22.5%
Restaurant operating expenses:
Labor	121	31.4%	119	30.3%	357	32.2%	361	31.2%
Occupancy and other	116	30.0%	113	28.8%	337	30.4%	336	29.0%
Depreciation and amortization	15	3.8%	16	4.1%	45	4.1%	49	4.3%

Total costs and expenses	337	87.3%	334	85.0%	984	88.7%	1,007	87.0%

RESTAURANT OPERATING INCOME	$48	12.7%	$59	15.0%	$127	11.3%	$152	13.0%

Average Fresh Choice restaurants open	47.7		46.0		47.4		46.0

(This table excludes Fresh Choice Express restaurants)

Results of Operations:  Twelve Weeks Ended September 8, 2002

Compared to Twelve Weeks Ended September 9, 2001

                            Net Sales.  Net sales for the twelve weeks ended September 8, 2002 (third quarter of 2002) were $18,738,000, an increase of $395,000, or 2.2%, from sales of $18,343,000 for the twelve weeks ended September 9, 2001 (third quarter of 2001). The primary components of the net increase in sales were:

Decrease in comparable Fresh Choice restaurant sales	$(334,000)

Incremental sales from three new Fresh Choice restaurants	1,084,000

Change in sales in Fresh Choice Express restaurants	94,000

Decrease in sales from closed restaurant	(449,000)
$395,000

                            The Company operated an average of 51.7 restaurants in the third quarter of 2002 compared to 49 restaurants in the third quarter of 2001.  Sales at the Company’s 45 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 1.9% in the third quarter of 2002 versus the third quarter of 2001.  Comparable store guest counts decreased 1.9%, while the comparable store average check increased 0.1% to $7.58, reflecting price increases offset by an increase in discounting.

                            Net sales per Fresh Choice restaurant averaged $385,000 in the third quarter of 2002, a decrease of 2.0% over net sales per restaurant of $393,000 in the third quarter of 2001 due primarily to the comparable store sales decreases as noted above.

                            Costs and Expenses.  Cost of sales (food and beverage costs) was 22.3% of sales in the third quarter of 2002 compared to 22.0% in the third quarter of 2001.  Food and beverage costs increased as a percentage of sales primarily due to a slightly higher food cost per guest and an average check approximately equal to the prior year.

                            Restaurant Operating Expenses.   Restaurant operating expenses (labor, occupancy and other) were 61.6% of sales in the third quarter of 2002 compared to 59.2% of sales in the third quarter of 2001, an increase of 2.4% of sales.

                            Labor costs as a percentage of sales were 31.5% for the third quarter of 2002 compared to 30.5% in the third quarter of 2001.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales as well as a higher average wage.

                            Occupancy and other expenses as a percentage of sales were 30.1% for the third quarter of 2002 compared to 28.7% of sales in the third quarter of 2001, an increase of 1.4% of sales.  The increase is due primarily to lower average restaurant sales and higher repair and maintenance expenses.

                            Depreciation and Amortization.  Depreciation and amortization expenses were 4.0% of sales in the third quarter of 2002 a decrease of 0.1% of sales from the third quarter of 2001.  The decrease resulted from a declining depreciable asset base for older restaurant equipment.

                            General and Administrative Expenses.  General and administrative expenses were 7.1% of sales in the third quarter of 2002 compared to 8.3% of sales in the third quarter of 2001.  The decrease is primarily the result of the Company’s overall efforts to keep these expenses down during the current weak economic environment, lower legal expenses and lower incentive accruals.

                            Interest Expense, net.  Interest expense, net was  $45,000 in the third quarter of 2002 compared to $95,000 in the third quarter of 2001. This decrease is due to lower interest rates on borrowings and lower amortized loan fees primarily due to the write-off of $38,000 in unamortized fees during the third quarter of the prior year due to the early payoff of debt.  The decrease was partially offset by lower interest earned on the Company’s average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

                            Income Taxes.  The Company increased its income tax provision in the third quarter of 2002 primarily due to an increase in estimated state income taxes payable for California state income taxes.  In September 2002, the state of California enacted a law suspending the use of net operating loss carryforwards that could be used to offset taxable income in determination of state income taxes for the 2002 and 2003 tax years.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

Results of Operations:  Thirty Six Weeks Ended September 8,2002

Compared to Thirty-Six Weeks Ended September 9, 2001

                            Net Sales.  Net sales for the thirty-six weeks ended September 8, 2002 (first three quarters of 2002) were $53,693,000, a decrease of $450,000, or 0.8%, from sales of $54,143,000 for the thirty-six weeks ended September 9, 2001 (first three quarters of 2001). The primary components of the net decrease in sales were:

Decrease in comparable Fresh Choice restaurant sales	$(1,890,000)

Incremental sales from three new Fresh Choice restaurants	2,417,000

Change in sales in Fresh Choice Express restaurants	195,000

Decrease in sales from closed restaurant	(1,172,000)
$(450,000)

The Company operated an average of 51.4 restaurants in the first three quarters of 2002 compared to 48.9 restaurants in the first three quarters of 2001.  Sales at the Company’s 45 comparable stores, which include restaurants open at least 18 months, decreased 3.6% in the first three quarters of 2002 versus the first three quarters of 2001.  Comparable store guest counts decreased 4.0%, while the comparable store average check increased 0.4% to $7.57, reflecting price increases partially offset by increased discounting.

                            Net sales per Fresh Choice restaurant averaged $1,111,000 in the first three quarters of 2002, a decrease of 4.1% from net sales per restaurant of $1,159,000 in the first three quarters of 2001 due primarily to comparable store sales decreases as noted above.

                            Costs and Expenses.  Cost of sales (food and beverage costs) was 22.3% of sales in the first three quarters of 2002 compared to 22.7% in the first three quarters of 2001, a decrease of 0.4% of sales.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

                            Restaurant Operating Expenses.   Restaurant operating expenses (labor, occupancy and other) were 62.8% of sales in the first three quarters of 2002 compared to 60.2% of sales in the first three quarters of 2001, an increase of 2.6% of sales.

                            Labor costs as a percentage of sales were 32.3% in the first three quarters of 2002 compared to 31.3% in the first three quarters of 2001, an increase of 1.0% of sales.  The labor costs as a percentage of sales were higher primarily due to lower average restaurant sales as well as a higher average wage.

                            Occupancy and other expenses as a percentage of sales were 30.5% in the first three quarters of 2002 compared to 28.9% of sales in the first three quarters of 2001, an increase of 1.6% of sales.  The increase is due primarily to lower average restaurant sales and higher repair and maintenance expenses.

                            Depreciation and Amortization.  Depreciation and amortization expenses were 4.3% of sales in the first three quarters of 2002 or the same as the first three quarters of 2001.

                            General and Administrative Expenses.  General and administrative expenses were 7.5% of sales in the first three quarters of 2002 compared to 8.5% of sales in the first three quarters of 2001.  The decrease is primarily the result of the Company’s overall efforts to keep these expenses down during the current weak economic environment, lower incentive accruals, lower legal expenses, lower recruiting costs and reduced spending on the Company’s annual general manager’s conference.

                            Interest Expense, net.  Interest expense was  $138,000 in the first three quarters of 2002 compared to $206,000 in the first three quarters of 2001. This decrease is due primarily to lower interest rates on borrowings and lower amortized loan fees primarily due to the write-off of $38,000 in unamortized fees during the third quarter of the prior year due to the early payoff of debt.  The decrease was partially offset by lower interest earned on the Company’s average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

                            Income Taxes.  The Company increased its income tax provision in the first three quarters of 2002 primarily due to an increase in estimated state income taxes payable for California state income taxes.  In September 2002, the state of California enacted a law suspending the use of net operating loss carryforwards that could be used to offset taxable income in determination of state income taxes for the 2002 and 2003 tax years.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

Item 3  —  Quantitative and Qualitative Disclosures About Market Risk

                            The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at September 8, 2002, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 4  — Controls and Procedures

                            (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended, within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

                            (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

(b)         Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 8, 2002.

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

/S/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  October 11, 2002

CERTIFICATION OF PERIODIC REPORT

I, Everett F. Jefferson, certify that:

1	I have reviewed this quarterly report on Form 10-Q of Fresh Choice, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

 /S/ Everett F. Jefferson_____________

 Everett F. Jefferson

 President and Chief Executive Officer

I, David E. Pertl, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fresh Choice, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: October 11, 2002

  /S/ David E. Pertl__________________________

  David E. Pertl

  Senior Vice President and Chief Financial Officer

INDEX TO FORM 10-Q EXHIBITS

Exhibit
No.		Description
3.1	(1)	Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)	Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)	Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)	Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)	Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)	Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)	Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)	Form of Indemnity Agreement for directors and officers

10.2	(2) (3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2) (3)	1992 Employee Stock Purchase Plan

10.8	(8)	Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)	Warrant to Purchase up to 75,000 Shares of the Company’s Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)	Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company’s Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11) (3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11) (3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11) (3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13) (3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)	Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14) (3)	Form of Severance Agreement with Senior Vice Presidents

10.41	(16) (3)	2001 Home Office Incentive Plan

10.42	(16) (3)	Senior Vice President of Operations 2001 Incentive Plan

10.43	(17) (3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17) (3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17) (3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17) (3)	2001 Employee Stock Purchase Plan

10.47	(17) (3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)	Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)	Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)	Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51	(17)	Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)	Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.53	(18) (3)	2002 Home Office Incentive Plan

10.54	(18) (3)	Senior Vice President of Operations 2002 Incentive Plan

10.55	(18) (3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

10.56	(18) (3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57	(19)	Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.58	(20)	Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

99		Certification by the Chief Executive Officer and Chief Financial Officer of their responsibility for financial reports.

(1)

Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3)	Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(6)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on form 10-Q for the quarter ended March 24, 1996.

(10)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.

(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 1996.

(13)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.

(14)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 27, 1998.

(15)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 26, 1999.

(16)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2001.

(18)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(19)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(20)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2002.