Form 10-K
period 2002-12-29
FRESH CHOICE INC
filed 2003-03-21
CIK 893741

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2002
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
 Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on June 14, 2002, the last business day of the registrant's second fiscal quarter, was $6,454,291. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock at June 14, 2002 because such persons may be deemed to be affiliates. This exclusion is not a conclusive determination of such status for other purposes.

        Number of shares of Common Stock, $0.001 par value, outstanding as of March 3, 2003 was 5,964,068.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
(1) Proxy Statement for the Annual Meeting of Stockholders scheduled for May 6, 2003	Part III

FRESH CHOICE, INC.
ANNUAL REPORT ON FORM 10-K

PART I

        Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures, settlement of lease obligations and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business—Business Risks". In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, negotiate acceptable lease terms, construct new restaurants in a timely manner, operate its restaurants profitably and obtain additional financing, as well as general economic conditions.

Item 1. BUSINESS.

        As of March 3, 2003, the Company operated 55 restaurants of which 51 restaurants operate under the "Fresh Choice" and "Zoopa" brand names, 1 operates under the "Fresh Choice Express" brand name, two operate as dual branded Fresh Choice Express and licensed Starbucks retail stores and one operates as a licensed Starbucks retail store. The Company operates 41 restaurants in California, 5 restaurants in the state of Washington and 9 restaurants in Texas, including the Fresh Choice Express restaurant, the two dual branded Fresh Choice Express and licensed Starbucks retail stores and the one licensed Starbucks retail store. Fresh Choice and Zoopa restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen low-fat soft serve and other desserts, offered in a limited-service format. The Company's goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and value appeal of traditional buffet restaurants.

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

        The Company believes that its Fresh Choice and Zoopa restaurants provide guests an excellent price/value relationship by offering unlimited servings for a current single price of $6.99 at lunch, $8.29 at dinner, $4.49 for children ages six to twelve and $1.49 for children ages three to five with children under three free, in most locations, plus the cost of a beverage. The Company's wide variety of high-quality food and attractive prices are designed to appeal to a broad range of guests, including families, business professionals, students and senior citizens. In addition, the Company believes the concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

        Fresh Choice Express is a concept designed as an extension of the Fresh Choice brand, and existing local Fresh Choice restaurants. Two of the locations are in office buildings providing breakfast and lunch, Monday through Friday. One of these locations is dual branded with a licensed Starbucks retail store. These restaurants allow a guest to choose from tossed-to-order salads, made-to-order oven-toasted sandwiches, signature soups and baked potatoes. The third location is in a mall and is dual branded with a licensed Starbucks retail store. The mall location is open seven days per week for breakfast, lunch and dinner. The menu features a selection of tossed-to-order salads, made-to-order oven-toasted sandwiches and signature soups. The one licensed Starbucks retail store and the two dual branded Fresh Choice Express and licensed Starbucks retail stores were opened under a licensing agreement between Fresh Choice and Starbucks Coffee Company and offer handcrafted espresso beverages, drip coffee and a selection of freshly baked pastries. Additional licensed Starbucks retail store locations will be determined jointly between Starbucks Coffee Company and Fresh Choice.

        The Company views its commitment to its employees, or crewmembers, as critical to its long-term success. The Company depends on a high rate of repeat business, and views the quality of its crewmember interaction with guests as an important element of its strategy. By providing extensive training and competitive compensation, the Company seeks to foster a strong corporate culture and encourage a sense of personal commitment from crewmembers at all levels. The Company believes that its strong culture helps it attract and retain highly-motivated crewmembers who provide its guests with a level of service superior to that traditionally associated with limited-service restaurants.

        The Company acquired the Zoopa trade name and three Zoopa restaurants in fiscal 1997 and currently operates its four Washington restaurants and one restaurant in San Antonio, Texas under the Zoopa name. The Company opened five and closed three Fresh Choice restaurants in California in fiscal 2002. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating, purchasing and advertising efficiencies, enhance brand-name recognition, and discourage competition.

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

        The Company maintains a worldwide website at www.freshchoice.com. Investors can obtain copies of our Securities and Exchange Commission filings from this site free of charge.

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

        Extensive Food Selection.    The restaurant's broad selection of food offerings is designed to appeal to a wide range of guests. Each restaurant features a selection of specialty salads daily, prepared from recipes developed or acquired by the Company, as well as salad ingredients and a variety of dressings that allow guests to create their own salads. Each restaurant also offers a selection of delicious freshly-prepared soups, hot pasta with a variety of signature sauces, pizza, hot breads, muffins and other bakery goods, baked potatoes, fresh fruits, frozen low-fat soft serve and other desserts. Rotisserie chicken and related side dishes are served in several Texas and selected rural California locations.

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

        Fresh Choice provides and requires food safety training to all crewmembers and managers. All restaurants food safety practices are inspected by the regional manager regularly and typically once per quarter by a quality assurance manager. The results of these inspections directly impact manager incentive pay. Prepared food and food storage temperatures are checked for adherence to standards throughout the day with the results recorded. Frequent crewmember hand washing is required and monitored. Fresh Choice restaurants use a safe, flavor and odor free anti-microbial wash on all fruits and vegetables to ensure that clean and safe produce is served to guests. Digital cameras are strategically placed throughout each restaurant to enhance safety in the restaurants. These cameras are capable of being accessed off premise to allow the quality assurance manager, the regional managers and other authorized home office crewmembers to observe the restaurants as deemed necessary.

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

Expansion Strategy

        The Company intends to continue expansion in fiscal 2003 in its existing markets. The Company opened five new Fresh Choice restaurants in 2002 and, as of March 3, 2003, has opened two new Fresh Choice restaurants in fiscal 2003. The Company currently plans to open two additional Fresh Choice restaurants in 2003. Expansion within the Company's existing markets will allow the Company to generally benefit from advertising, purchasing and operating efficiencies. In addition, the Company believes clustering allows the Company to capture more of the available guest base and to discourage competition. To the extent that the Company elects to open new restaurants in markets outside of its existing markets, the Company expects that these restaurants may benefit from certain volume purchasing discounts and operating efficiencies generally applicable to its current restaurants.

        In 2002, the Company converted one Fresh Choice Express restaurant in Texas to a licensed Starbucks retail store and converted another Fresh Choice Express to a dual branded Fresh Choice Express and licensed Starbucks retail store. No new Fresh Choice Express restaurants were opened in 2002 and no additional Fresh Choice Express restaurants are planned for 2003.

        There can be no assurance that the restaurants will be successful outside the Company's existing markets, in locations where the Company has limited operating experience, where the weather is more seasonal, or where regional tastes and restaurant preferences may be different. In addition, the Company's ability to successfully implement an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and equipment costs, as well as general economic conditions and the degree of competition in the particular market. The Company has already experienced and expects to continue to experience delays in restaurant openings from time to time. As the Company continues expansion, there can be no assurance that the Company will be successful in opening the number of restaurants anticipated, that those restaurants will be opened in a timely manner, or that, if opened, those restaurants will be operated profitably. In addition, the Company frequently reviews the operating performance and profitability of its restaurants, and, to the extent they do not meet expectations for operating performance, restaurants will be evaluated for possible closure. The Company has closed restaurants in the past and given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write-off of assets, which could adversely affect the Company's business, financial position and results of operations.

        The Company currently operates all of its existing restaurants, and has no current plans to offer franchises or to begin purchasing rather than leasing its restaurant sites on a regular basis.

Site Selection

        To date, the Company has located its restaurants in regional malls, strip centers and freestanding locations. The Company considers the location of each restaurant to be critical to its long-term success, and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on market area demographics including targets for population, household income and education, as well as site specific characteristics including daytime traffic volumes and patterns, visibility, accessibility and availability of adequate parking. The Company also reviews potential competition and guest activity at other restaurants operating in the area. The Company believes that its flexibility in utilizing its different restaurant layouts gives it a competitive advantage in selecting sites. The Company requires approximately twelve to eighteen months after identifying a site to complete negotiation of a lease and construct and open a new restaurant. While the Company currently leases most of its restaurant sites and expects to lease virtually all of its sites in the future, it may purchase one or more sites for construction of new restaurants if available on acceptable financial terms. Currently, the Company owns land and buildings at two of its restaurant sites and owns buildings on leased land at six others.

Restaurant Economics

        For the 52 weeks ended December 29, 2002, the 43 comparable Fresh Choice and Zoopa restaurants open throughout the entire period generated average net sales of approximately $1,576,000 and average store level cash flow, after occupancy expenses, of approximately $228,000 or 14.5% of net sales. Store level cash flow excludes depreciation and amortization expense, general and administrative expense, store closure and asset impairment expense, restaurant opening expense and net interest expense. During fiscal 2002 the Company opened five new Fresh Choice restaurants and, as of March 3, 2003, has opened two new Fresh Choice restaurants in fiscal 2003. The average cash cost of these seven restaurants was $1.2 million, not including restaurant opening expenses. The investment of capital to open a new restaurant typically includes the purchase and installation of furniture, fixtures, equipment and leasehold improvements, and in the case of a land lease the cost to construct the building. The Company currently leases the sites for most of its restaurants, mixed between in-line, mall and stand-alone sites.

Concept and Menu

        Each Fresh Choice and Zoopa restaurant features a salad bar offering signature specialty tossed and prepared salads with an extensive choice of salad ingredients and dressings. All specialty tossed salads and specialty prepared salads are clearly marked, and low-fat and fat-free items are prominently identified. Throughout the day several crewmembers maintain the salad bar and replenish individual salads and ingredients from the opposite side of the salad bar, minimizing interference with guests. Separate exhibition-style arcades offer fresh soups, hot pasta dishes, pizza, baked potatoes, hot breads, muffins and other bakery goods, fresh fruits, frozen low-fat soft serve and other desserts. Rotisserie chicken and related side dishes are served in Texas and selected rural California locations. During peak hours, each guest is escorted to his or her table. Each guest may obtain unlimited refills of all food and dessert dishes, soft drinks, lemonade, coffee and tea.

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

Guest Service

        The Company is committed to providing a superior level of service in order to distinguish itself from traditional limited-service restaurants. During peak hours, guests are escorted from the salad bar to a table. Crewmembers are in the dining area during meal hours to ensure each guest leaves the restaurant with the intent to return. Guest servers provide follow up beverage service, clear and clean tables, and attend to other guest needs.

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

Restaurant Design

        The Company's restaurants utilize a salad bar, with the cash registers placed at the end of the salad bar in most of the restaurants before the guest has access to the other food service areas. A few of the Company's restaurants have been designed so that the cash registers are positioned toward the front of the restaurant to provide guests with direct access to the various food service areas. The Company's new restaurants incorporate an open, colorful, fun, brighter, more inviting decor package and a more efficient layout. This look was incorporated into the Company's remodel program completed in fiscal 2000.

        The Company's restaurants range from 4,800 to 9,014 square feet, seating from 108 to 300 guests inside. The Company's average Fresh Choice restaurant is approximately 6,831 square feet and has inside seats for approximately 219 guests. In addition, many of the Company's restaurants provide limited outdoor seating. The flexible design of the restaurants enables the Company to take advantage of a broad range of available sites.

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

Restaurant Operations and Management

        Management and Crewmembers.    The Company has endeavored to establish a strong corporate identity and culture and to maintain quality and consistency in its restaurants through the careful training of personnel and the establishment of rigorous standards relating to food purchasing and preparation and maintenance of the serving areas and facilities. Responsibility for managing the Company's restaurant operations is currently shared by eight Regional Managers, who report to either the Area Vice President, or the Area Director who each reports to the Executive Vice President and Chief Operating Officer who reports to the President and Chief Executive Officer. Regional managers are generally responsible for four to ten restaurants.

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

        Information Systems.    Each restaurant is equipped with a computer containing programs to perform crewmember timekeeping and daily cash and sales reporting. The automation of these important administrative responsibilities reduces the time spent by restaurant managers preparing daily reports of cash, deposits, sales, sales mix and guest counts, labor costs, and food waste. In addition guest count forecasts are generated automatically, which assists restaurant managers in the more accurate scheduling of crewmembers and the production of food. Reports are run and distributed automatically to regional managers each morning as well as compiled for executive management review. Payroll information is processed every two weeks at the restaurants and transmitted electronically to the corporate office, where the information is interfaced with the Company's outside payroll service.

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

Competition

        The Company's restaurants compete with the growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with fast-casual and quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. The Company believes that it competes favorably with respect to these factors, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship. In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.

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

Employees

        As of March 3, 2003, the Company had approximately 2,046 crewmembers. These included approximately 1,838 hourly restaurant crewmembers, of whom approximately 1,252 were part-time crewmembers, approximately 161 full-time restaurant managers and trainees and approximately 47 full-time corporate management and staff. None of the Company's crewmembers is represented by a labor union. The Company believes its employee relations are excellent.

Executive Officers of the Registrant

        The executive officers of the Company as of March 3, 2003 are as follows:

Name	Age	Position
Everett F. Jefferson	64	President, Chief Executive Officer and Director
Tim G. O'Shea	55	Executive Vice President, Chief Operating Officer
David E. Pertl	50	Senior Vice President and Chief Financial Officer
Joan M. Miller	51	Senior Vice President, Human Resources
Tina E. Freedman	42	Senior Vice President, Product Development and Purchasing

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

        Mr. O'Shea joined Fresh Choice in March 1996 as Vice President, Marketing, was named a Senior Vice President in December 1998 and was named Executive Vice President and Chief Operating Officer in November 2002. From July 1991 to March 1996 he was Vice President, Marketing for retail and foodservice products for W.R. Grace and Co., a food processor. Mr. O'Shea has over 25 years of experience in restaurant management and marketing including positions as Vice President of Foodservice Marketing for Culinary Brands, Inc. from January 1987 to June 1991 and Vice President and General Manager of the hotel foodservices division of Saga Corporation from October 1975 to January 1987.

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

        Operating Losses and Historical Declines in Comparable Store Sales.    Our quarterly and annual operating results and same store sales have fluctuated significantly in the past and are likely to fluctuate significantly in the future. The Company reported its first operating loss in the fourth quarter of 1994, and reported operating losses in three of the following four years. Although the Company has reported a profit for three of the last four years, there can be no assurance that the Company will be profitable over the long or short term.

        From the third quarter of fiscal 1994 through the end of 1998, the Company reported quarterly comparable store sales declines. The Company reported positive comparable store sales in each quarter of the following two years; however, the Company's comparable store sales decreased for both fiscal years 2002 and 2001. There can be no assurance that the comparable store sales declines experienced in 2002 and 2001 will not continue or not decline further.

        Expansion.    The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001, five opening in 2002 and, as of March 3, 2003, two restaurants opening in 2003. The Company plans to open two additional Fresh Choice restaurants in 2003. There can be no assurance that these eight new restaurants or future restaurants will be successful. The Company's ability to successfully implement an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and equipment costs, as well as general economic conditions and the degree of competition in the particular market.

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

        Geographic Concentration.    As of March 3, 2003, 41 of the Company's 55 restaurants were located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity. There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations. In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company's restaurants were more broadly dispersed.

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

        Competition.    The Company's restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with fast-casual and quick-service outlets. The Company's competitors include national and regional chains, as well as local owner-operated restaurants. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities. Many of the Company's competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship. In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.

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

        The Company's restaurants range from 4,800 to 9,014 square feet with inside seating for 108 to 300 guests. Many of the Company's restaurants provide limited outdoor seating.

        Restaurant locations leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of ten to twenty years, with options to renew for additional periods, which range from five to fifteen years. Of the Company's current leases all, except four, have remaining terms or renewal options extending more than five years following the date of this report. Of these four, two expire in 2004, one in 2006 and one in 2007. There can be no assurance that the Company will be able to extend these four leases on favorable terms or at all. To the extent the Company is unable to extend these leases, or secure alternative locations on favorable terms, the Company's operating results would be adversely impacted.

        The Company currently leases a separate facility for its executive headquarters pursuant to a lease that expires July 31, 2010. The Company believes that such facility is adequate for its office space requirements through fiscal 2003. If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS.

        From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this Annual Report on Form 10-K, the Company is not engaged in any legal proceedings that are expected by the Company's management, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Stock Information.    Fresh Choice, Inc.'s common stock trades on The Nasdaq Stock Market® under the Symbol: SALD. On March 3, 2003, 5,964,068 shares were owned by 317 stockholders of record. The following are the Company's common stock high and low closing sales prices for the fiscal years 2001 and 2002:

2001	High	Low
First Quarter	$4.125	$1.813
Second Quarter	3.150	2.150
Third Quarter	3.100	2.360
Fourth Quarter	3.030	1.900
2002	High	Low
First Quarter	$3.000	$2.180
Second Quarter	2.700	2.250
Third Quarter	2.501	1.870
Fourth Quarter	2.090	1.550

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

        On September 13, 1996, the Company sold to Crescent Real Estate Equities Ltd. ("Crescent") 1,187,906 shares of Series B Non-Voting Convertible Participating Preferred Stock ("Series B Preferred Stock"), and granted Crescent an option to purchase 593,953 shares of Series C Non-Voting Convertible Participating Preferred Stock, which expired in 1999, ("Series C Preferred Stock") (collectively, the "Stock") for an aggregate purchase price of approximately $5.5 million, or $4.63 per share of Series B Preferred Stock pursuant to a Preferred Stock Purchase Agreement dated April 26, 1996. The Series B Preferred Stock is convertible into Series A Voting Convertible Participating Preferred Stock ("Series A Preferred Stock") at any time at the option of the holder, and the Series A and Series B Preferred Stock is convertible into Common Stock at any time at the option of the holder. The Company offered and sold the Stock to Crescent, a sophisticated investor who purchased such shares for investment purposes, as transactions not involving a public offering pursuant to the exemption from registration provisions of Section 4(2) of the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA.

        A five-year summary of selected financial data follows:

	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998
	(Dollars in thousands, except per share amounts)
Net sales	$74,951	$74,152	$76,781	$72,928	$72,656
Operating income (loss) (1)	(1,331)	1,666	2,238	818	(6,116)
Income (loss) from continuing operations	(1,534)	1,397	1,916	324	(6,360)
Basic income (loss) per share from continuing operations	(0.26)	0.24	0.33	0.06	(1.12)
Diluted income (loss) per share from continuing operations	(0.26)	0.20	0.27	0.05	(1.12)
Net income (loss)	(1,719)	1,125	1,675	185	(6,443)
Basic net income (loss) per share	(0.29)	0.19	0.29	0.03	(1.13)
Diluted net income (loss) per share	(0.29)	0.16	0.24	0.03	(1.13)
Total assets	36,329	34,915	32,159	31,857	33,205
Working capital (deficiency)	(4,104)	(607)	(2,908)	(3,822)	(7,201)
Long-term debt and capital lease obligations, including current portion	4,916	3,224	2,405	3,242	1,647
Stockholders' equity	$21,632	$23,259	$22,001	$20,212	$19,946
Number of restaurants open at end of year:
Fresh Choice and Zoopa	49	47	46	49	51
Fresh Choice Express	4	4	2	1	—

(1)
Includes store closure and asset impairment expenses of $1,751 in 2002; $75 in 2001; $157 in 2000; $458 in 1999 and $3,710 in 1998

        Net sales, operating income (loss), income (loss) and income (loss) per share from continuing operations presented for all years in the above table excludes the one restaurant closed in the fourth quarter that is included in discontinued operations pursuant to the Company's adoption, in the first quarter of fiscal 2002, of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading "Business Risks". In particular, the Company's plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, negotiate acceptable lease terms, construct new restaurants in a timely manner, operate its restaurants profitably and obtain additional financing, as well as general economic conditions.

        In addition, the terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, food supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

GENERAL

        Fresh Choice, Inc. operates limited-service restaurants offering high quality, freshly made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen low-fat soft serve and other desserts. The Company operated 53 restaurants at December 29, 2002, 51 restaurants at December 30, 2001 and 48 restaurants at December 31, 2000. The Company's fiscal year ends on the last Sunday in December. Fiscal years 2002 and 2001 each contained 52 weeks while fiscal year 2000 contained 53 weeks.

        After opening its first restaurant in 1986, Fresh Choice expanded steadily, its early growth driven by the strong unit economics of its restaurants. The Company operated 22 restaurants at the time of its initial public offering in December 1992. With $12.7 million in net proceeds from its initial offering and an additional $19.6 million in net proceeds from a secondary offering in July 1993, the Company accelerated its growth, opening 14 new restaurants in 1993 (including its first two restaurants outside of California), 15 new restaurants in 1994 (including seven restaurants outside of California), seven restaurants in 1995 (of which two are located outside of California) and one restaurant in 1996. The Company opened a number of locations which did not reach anticipated sales levels and opened a greater percentage of restaurants in freestanding buildings. The increase in freestanding units and other refinements and the expansion of the Company's restaurant configuration and decor resulted in an increase in the Company's initial cash investment in new units. At the same time, the Company experienced unanticipated declines in sales at its restaurants, resulting in part from increased competition in the casual/family dining sector and greater than expected cannibalization of its existing restaurants. The Company's profitability began to decline in the second half of 1994, and the Company reported its first operating loss in the fourth quarter of 1994. The Company reported additional operating losses for each quarter of 1995. In 1995, after an analysis of the sales potential and operating economics of every Fresh Choice restaurant, the Company finalized and announced a restructuring plan to help restore profitability. The plan included closing as many as ten of the Company's restaurants, of which seven restaurants were included in a reserve for closures, and a partial write-down of assets to estimated fair value for thirteen other restaurants. The Company recorded a $23.9 million restructuring charge in 1995 in connection with the plan. At year-end 1995, the Company closed three restaurants.

        The Company continued to incur an operating loss for 1996. As of year end 1996, the Company had closed or sold eleven restaurants, including the sale of two restaurants and the closure of a third restaurant in the Washington, D.C. market.

        During 1997, the Company successfully introduced a number of cost control programs, which resulted in the Company reporting a net income of $333,000 in 1997. The Company closed no additional restaurants in 1997 but identified one restaurant for closure at the end of its lease term in 1998. The restaurant closed in 1998 with no material financial impact.

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

        During 1999, the Company reported four consecutive quarters of comparable store sales growth. This sales growth, along with the continued management of costs, resulted in the Company reporting a net income of $185,000 in 1999. The Company closed two restaurants in 1999. In accordance with the Company's strategy to dispose of under-performing restaurants, the Company closed a previously impaired restaurant in the third quarter of 1999 and recorded a store closure and asset impairment charge of $443,000, primarily for the estimated lease settlement and other closure costs. In accordance with the Company's continuing strategy to close restaurants that compete with other Fresh Choice restaurants, the Company sold the property and equipment of another restaurant, received cash proceeds of $692,000 and recorded a gain of $452,000. In addition, during the fourth quarter, the Company wrote down the assets of another restaurant whose lease expired in 2000, recording a non-cash charge of $172,000 which was offset by the reversal of $157,000 of excess accruals resulting from the settlement of the 1998 restaurant closures for less than previously estimated costs.

        During 2000, the Company again reported four consecutive quarters of comparable store sales growth. This sales growth, along with the continued management of costs, resulted in the Company reporting net income of $1.7 million in 2000. The Company closed three restaurants in 2000. The Company closed one restaurant in accordance with the plan announced in 1998 at the beginning of 2000. During the second quarter of 2000, the Company reversed its decision to close the remaining restaurant identified for closure in 1998 based upon continued improved performance and accordingly reversed the reserve provided for the restaurant. The Company also made the decision to close its last remaining restaurant in Houston due to continued poor performance. In addition, the Company recorded an asset impairment expense of $171,000 for one under-performing restaurant, which is included in loss from discontinued operations. The Company also recorded a lease termination charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996.

        During 2001, the Company's comparable store sales turned negative in the third and fourth quarters after ten consecutive quarters of comparable store sales growth. The Company believes the negative comparable store sales were the result of a weakening economy and lower consumer confidence following the September 11, 2001 tragedy. Despite the softening sales, the Company continued its management of costs and reported net income of $1.1 million in 2001. The Company resumed the expansion of the Fresh Choice concept, opening one new Fresh Choice restaurant in 2001. The Company also recorded a store closure and asset impairment charge of $181,000 ($106,000 of which is included in loss from discontinued operations) for the planned closure of two restaurants whose leases expire in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store.

        During 2002, the Company reported four consecutive quarters of comparable store sales declines. The Company believes the negative comparable store sales were primarily the result of the continued weak economic environment in the Company's core markets. The Company continued its management of costs, but this was not sufficient to offset the continued declining sales, and reported a net loss of $1.7 million in 2002. The Company continued the expansion of the Fresh Choice concept, opening five new Fresh Choice restaurants in 2002 and, as of March 3, 2003, opening two restaurants in 2003. The Company plans to open two additional Fresh Choice restaurants in 2003. In addition, the Company recorded a non-cash impairment charge of $1.8 million for the write-down of assets to fair value for four restaurants. The impairment charge for these restaurants was determined based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets. The Company does not intend to close any of these four restaurants in 2003.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 which was adopted by the Company in the first quarter of fiscal 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as defined in that opinion. The Company closed three restaurants in 2002 whose lease terms expired. As a result of the adoption of SFAS No.144, the Company has classified revenues and expenses of one of these closed restaurants as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenue and expenses of the other two restaurants closed in 2002 are classified as continuing operations as the restaurants have been or will be replaced and therefore the operations are not considered discontinued under the provisions of SFAS No. 144.

CRITICAL ACCOUNTING POLICIES

        Our accounting policies are more fully described in Note 1 of the Company's audited December 29, 2002 financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities as of the dates and for the periods presented. Management believes the following accounting policies, among others, represent its more critical or complex estimates and assumptions used in preparation of its consolidated financial statements.

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

        Income taxes.    The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed. The Company has provided valuation allowances against its deferred net tax assets based on management's most recent assessment that it is not deemed more likely than not that the deferred tax assets will be realized. If future assessments by management were to determine that the Company would be able to realize its deferred tax assets in excess of their net recorded amounts, an adjustment to the deferred tax assets could result in an increase in net income in the period such determination was made.

        Long-lived assets impairment.    The Company reviews its long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment, therefore new restaurants are generally not identified for impairment until a sufficient operating history has been developed. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. The Company generally measures estimated fair value by a forecast of undiscounted future operating cash flows directly related to the restaurant. Considerable management judgment is necessary to estimate projected future operating cash flows. Accordingly, if actual results vary from such estimates, significant future impairment could result.

        Discontinued Operations.    Considerable management judgment is necessary to determine whether a closed restaurant should be classified as discontinued operations. In general, the Company considers the extent to which the restaurant's operations and cash flow are expected to be absorbed by other currently operated restaurants or replaced with a new restaurant in making this determination. A closed restaurant, or group of restaurants, which is located in an isolated market and not replaced, would generally be classified as discontinued operations.

        Property and equipment.    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years.

        Stock-based compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. The Company accounts for stock-based awards to non employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

        Workers' Compensation Claims Accrual.    The Company records estimates for workers' compensation claims under its workers' compensation program. Estimated reserves are based on available historical claim settlement data for reported claims. If a greater number of claims occur in comparison to the amount of claims estimated or medical costs increase beyond anticipated costs, additional charges may be required in the period such determination was made

RESULTS OF OPERATIONS

        The following table presents the components of average restaurant operating income on a per restaurant basis, for the comparable Fresh Choice and Zoopa restaurants open during each year (the Company's Fresh Choice Express restaurants are excluded):

	2002		2001		2000
	(Dollars in thousands)
NET SALES	$1,576	100.0%	$1,603	100.0%	$1,651	100.0%

COSTS AND EXPENSES:
Cost of sales	347	22.0	362	22.6	391	23.7
Restaurant operating expenses:
Labor	508	32.3	507	31.7	517	31.4
Occupancy and other	493	31.2	488	30.4	477	28.8
Depreciation and amortization	65	4.1	71	4.4	78	4.7

Total costs and expenses	1,413	89.6	1,428	89.1	1,463	88.6

RESTAURANT OPERATING INCOME	$163	10.4%	$175	10.9%	$188	11.4%

        The following table sets forth items in the Company's statements of operations as a percentage of sales:

	2002		2001		2000
	(Dollars in thousands)
NET SALES	$74,951	100.0%	$74,152	100.0%	$76,781	100.0%

COSTS AND EXPENSES:
Cost of sales	16,730	22.3	16,852	22.7	18,317	23.8
Restaurant operating expenses:
Labor	24,549	32.8	23,478	31.7	24,162	31.5
Occupancy and other	23,700	31.6	22,354	30.1	21,943	28.6
General and administrative expenses	5,769	7.7	6,172	8.3	6,271	8.2
Depreciation and amortization	3,345	4.5	3,336	4.5	3,670	4.8
Store closure and asset impairment expenses	1,751	2.3	75	0.1	157	0.2
Restaurant opening costs	438	0.6	219	0.3	23	—

Total costs and expenses	76,282	101.8	72,486	97.7	74,543	97.1

OPERATING INCOME (LOSS)	(1,331)	(1.8)	1,666	2.3	2,238	2.9
Interest income	48	0.1	166	0.2	185	0.2
Interest expense	(263)	(0.4)	(386)	(0.5)	(461)	(0.5)

Interest expense, net	(215)	(0.3)	(220)	(0.3)	(276)	(0.3)

INCOME (LOSS) BEFORE INCOME TAXES	(1,546)	(2.1)	1,446	2.0	1,962	2.6
Provision for (benefit from) income taxes	(12)	—	49	0.1	46	0.1

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,534)	(2.1)	1,397	1.9	1,916	2.5
LOSS FROM DISCONTINUED OPERATIONS	(185)	(0.2)	(272)	(0.4)	(241)	(0.3)

NET INCOME (LOSS)	$(1,719)	(2.3)%	$1,125	1.5%	$1,675	2.2%

        Net sales.    In 2002, net sales increased $0.8 million, or 1.1%, to $75.0 million. Sales decreased $1.8 million at the Company's 43 restaurants open in both 2002 and 2001. The two restaurants closed in 2002 that were included in continuing operations, accounted for a $1.9 million decline in sales. The six new Fresh Choice restaurants opened in 2001 and 2002 contributed $4.2 million in additional net sales. The Fresh Choice Express, dual branded Fresh Choice Express and licensed Starbucks retail stores and the licensed Starbucks retail store sales contributed $0.3 million to the net sales increase.

        In 2001, net sales decreased $2.6 million, or 3.4%, to $74.2 million. Sales decreased $2.1 million at the Company's 45 restaurants open in 2001 and 2000. The two restaurants closed in 2000 accounted for a $1.0 million decline in sales. The one new Fresh Choice restaurant contributed $0.2 million in net sales. The Fresh Choice Express restaurants opened in 2000 and 2001 contributed $0.3 million to net sales

        The Company does not include any new stores in its comparable store sales until a store has been open for 18 months. Management believes utilizing an 18-month basis for reporting comparable store sales represents a more realistic indication of the base business trends. On this basis, comparable store sales decreased 2.5% in 2002 following a decrease of 1.2% in 2001 and an increase of 7.3% in 2000. Comparable store guest counts decreased 3.3% in 2002 following a decrease of 4.8% in 2001 and an increase of 7.9% in 2000. Both the 2001 and 2000 comparable store comparisons have been adjusted for the extra week in 2000.

        The comparable store average check increased 0.8% in 2002 and 3.8% in 2001, reflecting price increases and coupon offerings at a lower discount. The comparable store average check decreased 0.5% in 2000 reflecting increased coupon redemptions.

        Cost of sales.    Cost of sales (food and beverage costs) were 22.3%, 22.7% and 23.8% of net sales in 2002, 2001 and 2000, respectively. Food and beverage costs declined as a percentage of sales each year due to the combined effect of controlling food cost per guest and increases in the average check in 2002 and 2001. In addition, food costs benefited from the Company's food program, which manages cost through an efficient product rotation while maintaining a quality menu offering to the guest. Cost efficiencies experienced with new products and production methods also contributed to lower food costs.

        Restaurant Operating Expenses.    Restaurant operating expenses (labor, occupancy and other) were 64.4%, 61.8% and 60.1%, of net sales in 2002, 2001 and 2000, respectively. In 2002, labor was 1.1% of sales higher than in 2001 and in 2001, labor was 0.2% of sales higher than 2000. The labor cost percentage increases for 2002 and 2001 were primarily the result of lower average restaurant sales and higher salaries and wages, partially offset by a higher average check and management of hours in the restaurants. Occupancy and other costs in 2002 were 1.5% of sales higher than 2001 primarily due to the lower average sales and higher repair and maintenance expenses which increased to 2.0% of sales versus 1.7% in 2001. Occupancy and other costs in 2001 were 1.5% of sales higher than 2000 primarily due to the lower average sales. In addition, gas and electricity costs increased to 3.7% of sales versus 3.0% of sales in 2000 and advertising costs increased to 3.2% of sales versus 3.0% of sales in 2000.

        Depreciation and Amortization.    Depreciation and amortization expenses were 4.5%, 4.5% and 4.8% of sales in 2002, 2001 and 2000, respectively. The decrease in 2001 versus 2000 primarily resulted from a declining depreciable asset base for older restaurant equipment.

        General and Administrative Expenses.    General and administrative expenses were 7.7%, 8.3% and 8.2% of sales in 2002, 2001 and 2000, respectively. General and administrative expenses decreased $403,000 in 2002, primarily due to the Company's overall efforts to keep the costs down during the current weak economic environment, lower legal expenses, lower recruiting costs and reduced spending on the Company's annual general manager's conference. The percentage increase in 2001 is primarily the result of lower sales. General and administrative expenses declined $99,000 in 2001, primarily due to lower accruals for expected incentive payouts, partially offset by higher salary costs and increased legal expenses.

        Restaurant Opening Costs.    Restaurant opening costs were $438,000, $219,000 and $23,000 in 2002, 2001 and 2000 respectively. Restaurant opening costs in 2002 were for seven Fresh Choice restaurants, two of which opened in early 2003, and for two existing Fresh Choice Express restaurants that were temporarily closed for conversion to either a licensed Starbucks retail store or a dual branded Fresh Choice Express and licensed Starbucks retail store. Restaurant opening costs in 2001 were for two new Fresh Choice restaurants, one of which opened in early 2002, and two new Fresh Choice Express restaurants. In 2000, restaurant opening costs were for two Fresh Choice Express restaurants, one of which opened in early 2001.

        Store Closure and Asset Impairment Expenses.    In 2000, the Company reversed its decision to close one restaurant previously identified for closure based upon continued improved performance and accordingly reversed the reserve of $395,000 provided for the restaurant. In addition, the Company made the decision to close its last remaining restaurant in Houston due to continued poor performance and recorded a non-cash charge of $5,000 for the write-down of assets to fair value and a $206,000 charge for the cash costs associated with the restaurant closure and settlement of the lease obligation. In addition, the Company recorded a charge of $332,000 for the buyout and termination of the lease on a former Fresh Choice restaurant in the Washington D.C. market that the Company sold in 1996. This was the only restaurant remaining in which the Company had assigned the lease but was not relieved of its liability in the event of a default. The assignee closed the restaurant in late 2000 and the landlord notified the Company of its obligation to perform under the lease. The Company did not believe it was economically feasible to assume operations of the restaurant and believed the best long-term solution was the buyout and termination of the lease. The Company also recorded a charge of $9,000 resulting from the settlement of restaurant closures for more than the previously estimated costs.

        In 2001, the Company recorded a store closure and asset impairment charge of $75,000 for the planned closure of one restaurant whose lease expires in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store. This charge is comprised of a $68,000 non-cash charge for the write down of assets to fair value and a $7,000 charge to cover the estimated closure costs associated with the planned restaurant closure. The impairment charge for this restaurant was determined based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurants' assets.

        In 2002, the Company reversed $4,000 of the 2001 estimated closure costs and recorded a non-cash impairment charge of $1,755,000 million for the write-down of assets to fair value for four restaurants. The impairment charge for these restaurants was determined based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets. The Company does not intend to close any of these restaurants in 2003.

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

        Interest Income.    Interest income was $48,000 in 2002, $166,000 in 2001 and $185,000 in 2000. In 2002 the Company received decreased interest income due to lower cash balances in its bank accounts and lower interest rates. In 2001 the Company received decreased interest income due to lower interest rates.

        Interest Expense.    Interest expense was $263,000 in 2002, $386,000 in 2001 and $461,000 in 2000. Interest expense consisted primarily of fees and interest related to the Company's long-term borrowings and capital lease obligations for equipment leases.

        Provision for (benefit from) Income Taxes.    The Company recorded a tax benefit in 2002 as a result of recording a credit for the over-accrual of federal taxes in 2001 partially offset by state tax payments estimated for 2002. Despite a net operating loss, the Company is required to postpone the use of net California operating loss carryforwards for two years that could be used to offset taxable income in determination of California state income taxes for the 2002 and 2003 tax years as prescribed by state law enacted in September of 2002. The Company recorded an income tax provision for 2001 and 2000, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2001 and 2000 net income being subject to alternative minimum tax. The Company's net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed. The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

        Loss from Discontinued Operations.    Loss from discontinued operations includes the revenue and expenses of one restaurant that was closed during 2002 when its lease term expired. This restaurant was located in an isolated market and is not being replaced. The loss from discontinued operations of $185,000 in 2002 reflects the revenue and expenses for this store and includes an $8,000 reversal of the 2001 estimated closure costs.

        The loss from discontinued operations of $272,000 in 2001 reflects the revenue and expenses for this store and includes a non-cash charge of $93,000 for the write-down of assets to fair value and a $13,000 charge to cover the estimated closure costs associated with the planned closure.

        The loss from discontinued operations of $241,000 for fiscal year 2000 reflects revenue and expenses for this store and includes a non-cash charge of $171,000 for the write-down of assets to fair value. The impairment charge for this restaurant was determined based on the expected cash flows over the remaining lease term, as compared to the net book value of the restaurant assets.

QUARTERLY INFORMATION

        The following table sets forth certain quarterly results of operations for 2002 and 2001:

	Year Ended December 29, 2002					Year Ended December 30, 2001
	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks		First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks
	(In thousands, except per share amounts and restaurant data)
Net sales	$17,029	$17,487	$18,507	$21,928		$17,338	$17,964	$18,071	$20,779
Operating income (loss)	205	574	814	(2,924	)(1)	392	825	1,177	(728	)(1)
Income (loss) from continuing operations	157	521	688	(2,900)		332	738	1,049	(722)
Net income (loss)	113	474	646	(2,952)		301	688	1,043	(907)
Income (loss) per share from continuing operations:
Basic*	$0.03	$0.09	$0.12	$(0.49)		$0.06	$0.13	$0.18	$(0.12)
Diluted*	$0.03	$0.08	$0.10	$(0.49)		$0.04	$0.11	$0.15	$(0.12)
Net income (loss) per share:
Basic*	$0.02	$0.08	$0.11	$(0.50)		$0.05	$0.12	$0.18	$(0.15)
Diluted*	$0.02	$0.07	$0.09	$(0.50)		$0.04	$0.10	$0.15	$(0.15)
Shares used in computing per share amounts:
Basic	5,909	5,917	5,939	5,946		5,834	5,842	5,873	5,884
Diluted	7,183	7,167	7,173	5,946		7,106	7,106	7,166	5,884
Number of restaurants
open at end of quarter:
Fresh Choice and Zoopa	47	47	49	49		46	46	46	47
Fresh Choice Express	4	4	4	4		3	3	3	4

*
The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year
(1)
Includes store closure and asset impairment expenses of $1,751 in 2002 and $75 in 2001

        Net sales, operating income (loss), income (loss) and income (loss) per share from continuing operations presented for all quarters in the above table excludes the one restaurant closed in the fourth quarter that is included in discontinued operations pursuant to the Company's adoption, in the first quarter of fiscal 2002, of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

        During 2001, the Company closed on a $2,200,000 loan (the "Loan"), with a commercial bank. Under the terms of the Loan, the Company issued a promissory note (the "Note") in the amount of $2,200,000. The Note is secured by a deed of trust on certain Company-owned real estate. The Note bears interest at the prime rate (4.25% at December 29, 2002) plus 0.625%. The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest. All unpaid principal and interest shall be due and payable on the Note's maturity date of September 2, 2008.

        The Company had $2,061,000 and $2,178,000 of debt outstanding under the Loan described above at December 29, 2002 and December 30, 2001 respectively. At December 29, 2002, $1,935,000 was included in long-term debt and $126,000 was included in the current portion of long-term obligations. At December 30, 2001, $2,060,000 was included in long-term debt and $118,000 was included in the current portion of long-term obligations. The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

        On June 3, 2002 the Company renegotiated its $2,000,000 revolving line of credit (the "Agreement") with its bank, which extends the Agreement's expiration date to June 3, 2004. Borrowings bear interest at the prime rate (4.25% at December 29, 2002) plus 0.5%. Borrowings under the Agreement are collateralized by the Company's personal property. On December 29, 2002 the Company had no borrowings under the Agreement.

        On December 29, 2002 the Company had a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit required under its workers' compensation program. This commitment, which is scheduled to expire March 28, 2003, will automatically extend for a one-year period.

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

        During 2002 the Company entered into equipment leases which provided $2,488,000 in financing under the capital lease arrangement expiring in 2007. These and other capital lease obligations at December 29, 2002 totaled $2,742,000 of which $610,000 was included in current portion of long-term debt. Long-Term Debt also included a $113,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

        Net cash provided by operating activities from continuing operations in 2002 was $6.2 million and consisted of:

Loss from continuing operations	$(1,534)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,546
Non-cash store closure and asset impairment expenses	1,751
Other	470
Change in operating assets and liabilities	1,940

Net cash provided by operating activities of continuing operations	$6,173

        During the same period, the Company invested $9.2 million in property and equipment, which includes the equipment acquired under capital leases.

        The Company's contractual obligations as of December 29, 2002 are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Capital Lease Obligations	$2,742	$610	$1,753	$379	$—
Secured Note	2,061	126	419	1,516	—
Other Note Payable	113	1	3	3	106
Operating Leases	123,660	8,822	25,836	16,721	72,281

Total Contractual Cash Obligations	$128,576	$9,559	$28,011	$18,619	$72,387

        In the first quarter of 2003 the Company entered into a capital lease for equipment that requires minimum monthly payments of $9,699 through 2008.

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

        In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5.5 million which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors. In March 2003 such holder notified the Company that it had no intention, at that time, of exercising such right; however, the holder has not waived any of its rights under the agreement.

        The Company's continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably. As of March 3, 2003, two new Fresh Choice restaurants have opened in fiscal 2003. The Company plans to open two additional new Fresh Choice restaurants in 2003 in California. The Company has signed leases for these additional Fresh Choice restaurants. The total leasehold improvements and equipment costs for these four locations is estimated to be approximately $4.3 million, of which approximately $2.1 million has been expended through December 29, 2002.

        Although the Company has no firm development plans beyond 2003, the Company continues to look for sites, primarily in its core Northern California markets as well as in Southern California, for possible expansion beyond 2003. The Company's ability to continue an expansion strategy will depend upon a variety of factors, including its return to profitability and the Company's ability to obtain funds. See "Business Risks" included herein.

        The Company intends to finance its operating cash requirements and fiscal 2003 capital requirements through existing cash balances, cash provided by operations, its borrowing arrangements and existing equipment lease financing commitment. The Company has a $5.5 million commitment for capital equipment lease financing for new furniture, fixtures, equipment and leasehold items of which the Company has utilized $2.3 million through December 29, 2002. The Company intends to utilize the remaining commitment to fund restaurant equipment primarily in its new restaurants. The Company may seek additional debt financing to provide greater flexibility if it continues restaurant expansion in 2004 and beyond.

        The Company's ability to continue an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds. The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing. However, the Company's operating cash flow is impacted by the Company's comparable store sales increases or decreases. In 2002 comparable store sales declined 2.5% and in 2001 comparable store sales, excluding the extra 53rd week of sales in 2000, declined 1.2%. The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve. In addition, the Company may seek additional financing to provide greater flexibility. There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all. To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to curtail its expansion plans in 2004 and beyond.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that intangible assets shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for fiscal periods beginning after December 15, 2001.

        In accordance with SFAS No. 142 and effective December 31, 2001 (fiscal year 2002), the Company discontinued the amortization of certain intangible assets that were defined by the Company to have an indefinite life. The Company also increased the amortization rates of certain other intangible assets to reflect a shorter useful life of these assets. Had SFAS No. 142 been in effect during the year ending December 30, 2001, previously reported net income would have increased by $20,000 and basic and diluted earnings per share would have been unchanged.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 which was adopted by the Company in the first quarter of fiscal 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business as defined in that opinion. The Company closed three restaurants in 2002 whose lease terms expired. As a result of the adoption of SFAS No. 144, the Company has classified revenues and expenses of one of these closed restaurants as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenue and expenses of the other two restaurants closed in 2002 are classified as continuing operations as the restaurants have been or will be replaced and therefore the operations are not considered discontinued under the provisions of SFAS No. 144.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Base Compensation—Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company will continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at December 29,

2002, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company adopted SFAS No. 142 and SFAS No. 144 for the fiscal year beginning December 31, 2001 (fiscal year 2002). The Company's financial statements as of December 29, 2002 and December 30, 2001 and for each of the three fiscal years in the period ended December 29, 2002, and the Independent Auditors' Report, are included in the report as listed on Page 31 of this Report, Item 15(a).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is incorporated by reference the information relating to ownership of equity securities of the Company by certain beneficial owners and management set forth under the caption "General Information—Stock Ownership of Certain Beneficial Owners and Management" and the information relating to equity compensation plans under the caption "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is incorporated by reference the information relating to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

Item 14. CONTROLS AND PROCEDURES

          (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

          (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Report:

(a)
1. Financial Statements.

2.
Financial Statement Schedules. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3.
Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report. Exhibit Nos. 10.2, 10.3, 10.26, 10.27, 10.28,10.34, 10.37, 10.43, 10.44, 10.45, 10.46, 10.47, 10.53, 10.54, 10.55, 10.56 and 10.60 are management contracts or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(b)
Reports on Form 8-K. The registrant filed a report on Form 8-K on November 19, 2002 reporting a press release dated November 19, 2002 regarding the resignation of Steven A. Adkins, Senior Vice President of Operations and the promotion of Tim G. O'Shea from Senior Vice President of Marketing to Executive Vice President and Chief Operating Officer. No other reports on Form 8-K were filed in the fourth quarter of fiscal 2002.

 Fresh Choice, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share amounts)

	December 29, 2002	December 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,994	$4,368
Inventories	467	404
Prepaid expenses and other current assets	524	1,469

Total current assets	3,985	6,241
PROPERTY AND EQUIPMENT, net	31,475	27,717
DEPOSITS AND OTHER ASSETS	869	957

TOTAL ASSETS	$36,329	$34,915

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,825	$2,434
Other accrued expenses	2,331	1,861
Accrued salaries and wages	1,582	1,404
Sales tax payable	614	582
Current portion of long-term obligations	737	567

Total current liabilities	8,089	6,848
CAPITAL LEASE OBLIGATIONS	2,132	484
LONG-TERM DEBT	2,047	2,173
OTHER LONG-TERM LIABILITIES	2,429	2,151

Total liabilities	14,697	11,656

COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 9)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2002 and 2001-1,187,906; liquidation preference: 2002-$8,161; 2001-$7,496	5,175	5,175
Common stock, $.001 par value; 15 million shares authorized; shares outstanding: 2002-5,964,068; 2001-5,906,965	42,630	42,538
Accumulated deficit	(26,173)	(24,454)

Total stockholders' equity	21,632	23,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,329	$34,915

See accompanying notes to consolidated financial statements

 Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
NET SALES	$74,951	$74,152	$76,781
COSTS AND EXPENSES:
Cost of sales	16,730	16,852	18,317
Restaurant operating expenses:
Labor	24,549	23,478	24,162
Occupancy and other	23,700	22,354	21,943
General and administrative expenses	5,769	6,172	6,271
Depreciation and amortization	3,345	3,336	3,670
Store closure and asset impairment expenses	1,751	75	157
Restaurant opening costs	438	219	23

Total costs and expenses	76,282	72,486	74,543

OPERATING INCOME (LOSS):	(1,331)	1,666	2,238
Interest income	48	166	185
Interest expense	(263)	(386)	(461)

Interest expense, net	(215)	(220)	(276)

INCOME (LOSS) FROM CONTINUING OPERATONS BEFORE INCOME TAXES:	(1,546)	1,446	1,962
Provision for (benefit from) income taxes	(12)	49	46

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,534)	1,397	1,916

LOSS FROM DISCONTINUED OPERATIONS NET OF TAX	(185)	(272)	(241)

NET INCOME (LOSS)	$(1,719)	$1,125	$1,675

Basic net income (loss) per common share:
Basic income (loss) from continuing operations	$(0.26)	$0.24	$0.33
Basic loss from discontinued operations	(0.03)	(0.05)	(0.04)

Basic net income (loss) per common share:	$(0.29)	$0.19	$0.29

Shares used in computing basic per share amounts	5,929	5,860	5,785

Diluted net income (loss) per common share:
Diluted income (loss) from continuing operations	$(0.26)	$0.20	$0.27
Diluted loss from discontinued operations	(0.03)	(0.04)	(0.03)

Diluted net income (loss) per common share	$(0.29)	$0.16	$0.24

Shares used in computing diluted per share amounts	5,929	7,133	7,094

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Convertible Preferred Stock
			Common Stock
					Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES—December 27, 1999	1,187,906	$5,175	5,762,444	$42,291	$(27,254)	$20,212
Exercise of stock options	—	—	462	—	—	—
Sales of common stock under employee stock purchase plan	—	—	70,376	99	—	99
Issuance of stock options for consulting services	—	—	—	15	—	15
Net income	—	—	—	—	1,675	1,675

BALANCES—December 31, 2000	1,187,906	5,175	5,833,282	42,405	(25,579)	22,001
Exercise of stock options	—	—	6,458	11	—	11
Sales of common stock under employee stock purchase plan	—	—	67,225	101	—	101
Issuance of stock options for consulting services	—	—	—	21	—	21
Net income	—	—	—	—	1,125	1,125

BALANCES—December 30, 2001	1,187,906	5,175	5,906,965	42,538	(24,454)	23,259
Exercise of stock options	—	—	2,875	5	—	5
Sales of common stock under employee stock purchase plan	—	—	54,228	89	—	89
Issuance of stock options for consulting services	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(1,719)	(1,719)

BALANCES—December 29, 2002	1,187,906	$5,175	5,964,068	$42,630	$(26,173)	$21,632

See accompanying notes to consolidated financial statements

 Fresh Choice, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Income (loss) from continuing operations	$(1,534)	$1,397	$1,916
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,546	3,573	3,958
Non-cash store closure and asset impairment expenses	1,751	75	(32)
Issuance of common stock for consulting services	(2)	21	15
Loss on disposal of property and equipment	177	106	63
Deferred rent	295	247	59
Change in operating assets and liabilities:
Inventories	(76)	52	(10)
Prepaid expenses and other current assets	945	23	(827)
Accounts payable	391	415	(298)
Accrued salaries and wages	178	204	(259)
Other accrued expenses	505	157	54
Store closure reserve	(3)	(351)	(142)

Net cash provided by operating activities of continuing operations	6,173	5,919	4,497

INVESTING ACTIVITIES:
Capital expenditures	(8,663)	(5,120)	(3,735)
Proceeds from sale of property and equipment	29	2	438
Deposits and other assets	(6)	(186)	35

Net cash used in investing activities	(8,640)	(5,304)	(3,262)

FINANCING ACTIVITIES:
Common stock sales	94	112	99
Long-term debt—borrowings	—	2,200	—
Long-term debt—repayments	(118)	(1,223)	(301)
Capital lease obligations—borrowings	1,960	434	—
Capital lease obligations—repayments	(678)	(592)	(536)

Net cash provided by (used in) financing activities	1,258	931	(738)

CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(1,209)	1,546	497
CASH USED BY DISCONTINUED OPERATIONS	(165)	(96)	(37)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,374)	1,450	460
CASH AND CASH EQUIVALENTS:
Beginning of year	4,368	2,918	2,458

End of year	$2,994	$4,368	$2,918

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$257	$243	$390

Cash paid during the year for income taxes	$15	$59	$6

Noncash Investing and Financing Activities—
Equipment acquired under capital leases	$528	$—	$—

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended December 29, 2002, December 30, 2001, and December 31, 2000

1. Organization and Significant Accounting Policies

        Description of business.    Fresh Choice, Inc. (the "Company") is incorporated in Delaware and operates in one segment consisting of limited-service restaurants, under the names Fresh Choice, Fresh Choice Express and Zoopa, offering freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh bread and muffins, frozen low-fat soft serve and other desserts. In addition the Company operates one licensed Starbucks retail store. The Company operated 53 restaurants at December 29, 2002 including one Fresh Choice Express restaurant, two dual branded Fresh Choice Express and licensed Starbucks retail stores and one licensed Starbucks retail store, 51 restaurants at December 30, 2001 including three Fresh Choice Express restaurants and one dual branded Fresh Choice Express and licensed Starbucks retail store and 48 restaurants at December 31, 2000 including two Fresh Choice Express restaurants.

        Basis of presentation.    The consolidated financial statements include the accounts of the Company and Moffett Design Corporation, a wholly-owned subsidiary, after elimination of intercompany transactions and balances. The Company's fiscal year ends on the last Sunday in December. Fiscal years 2002 and 2001 each contained 52 weeks and fiscal 2000 contained 53 weeks. As a result of the adoption of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" for fiscal year 2002, the Company has classified the revenues and expenses of one restaurant which was closed during 2002 as discontinued operations in the accompanying consolidated financial statements.

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

        Fair value of financial instruments.    The Company believes that the carrying amount for cash and cash equivalents, accounts payable and long-term debt borrowings approximated fair values at December 29, 2002.

        Concentrations.    Financial instruments which potentially subject the Company to concentration risk principally consist of cash and cash equivalents. The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions.

        The Company has geographic concentration risk as forty of the Company's 53 restaurants are located in California, primarily in Northern California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.

        Inventories.    Inventories consist principally of food and supplies stated at the lower of cost (first in, first out) or market.

        Restaurant opening costs.    Restaurant opening costs consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce. These costs are expensed as incurred.

        Property and equipment.    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years.

        Long-lived assets impairment.    The Company reviews its long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment, therefore new restaurants are generally not identified for impairment until a sufficient operating history has been developed. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. The Company generally measures estimated fair value by a forecast of undiscounted future operating cash flows directly related to the restaurant. Considerable management judgment is necessary to estimate projected future operating cash flows. Accordingly, if actual results vary from such estimates, significant future impairment could result.

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

        Net income (loss) per common share.    Basic net income (loss) per common share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the year. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the "if converted" method.

        Stock-based compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards to non employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" and Imerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        The following table illustrates the effect on net income and net income (loss) per common share if the Company had applied fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands, except per share data)
Net income (loss)	$(1,719)	$1,125	$1,675
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(337)	(388)	(419)

Pro forma net income (loss)	$(2,056)	$737	$1,256

Net income (loss) per common share:
Basic-as reported	$(0.29)	$0.19	$0.29

Basic-pro forma	$(0.35)	$0.13	$0.22

Diluted-as reported	$(0.29)	$0.16	$0.24

Diluted-pro forma	$(0.35)	$0.10	$0.18

        Reclassifications.    Certain amounts for the fiscal years ended December 30, 2001 and December 31, 2000 have been reclassified to conform to the December 29, 2002 presentation.

        Recently Issued Accounting Standards.    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that intangible assets shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for fiscal periods beginning after December 15, 2001.

        In accordance with SFAS No. 142 and effective December 31, 2001 (fiscal year 2002), the Company discontinued the amortization of certain intangible assets that were defined by the Company to have an indefinite life. The Company also increased the amortization rates of certain other intangible assets to reflect a shorter useful life of these assets. Had SFAS No. 142 been in effect during the year ending December 30, 2001, previously reported net income would have increased by $20,000 and basic and diluted earnings per share would have been unchanged.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 which was adopted by the Company in the first quarter of fiscal 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as defined in that opinion. The Company closed three restaurants in 2002 whose lease terms expired. As a result of the adoption of SFAS No.144, the Company has classified revenues and expenses of one of these closed restaurants as discontinued operations for all periods presented in the accompanying consolidated financial statements. The revenue and expenses of the other two restaurants closed in 2002 are classified as continuing operations as the restaurants have been or will be replaced and therefore the operations are not considered discontinued under the provisions of SFAS No. 144.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Management does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosures are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company will continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

2. Store Closure and Asset Impairment

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

        2001 Store Closure Reserve.    In 2001, the Company recorded a store closure and asset impairment charge of $75,000 for the planned closure of one restaurant whose lease expires in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store. This charge is comprised of a $68,000 non-cash charge for the write down of assets to fair value and a $7,000 charge to cover the estimated closure costs associated with the planned restaurant closure. The impairment charge was determined based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurants' assets.

        2002 Asset Impairment.    In 2002, the Company reversed $4,000 of the 2001 estimated closure costs and recorded a non-cash impairment charge of $1,755,000 for the write-down of assets to fair value for four restaurants. The impairment charge for these restaurants was determined based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets. The Company does not intend to close any of these four restaurants in 2003.

        The following table sets forth the Company's store closure reserve and asset impairment charge as of and for the years ended December 29, 2002, December 30, 2001 and December 31, 2000:

	Balance 1999	Provided (Reversed) in 2000	Utilized in 2000	Balance 2000	Provided (Reversed) in 2001	Utilized in 2001	Balance 2001	Provided (Reversed) in 2002	Utilized in 2002	Balance 2002
	(In thousands)
1998 Reserve:
Estimated cash costs associated with restaurant closures and settlement of lease obligations	$430	$(428)	$(2)	$—	$—	$—	$—	$—	$—	$—

1998 Reserve	430	(428)	(2)	—	—	—	—	—	—	—

1999 Reserve:
Estimated cash costs associated with restaurant closures and settlement of lease obligations	140	—	(140)	—	—	—	—	—	—	—

1999 Reserve	140	—	(140)	—	—	—	—	—	—	—

2000 Reserve:
Restaurant closures:
Non-cash write-down of assets to estimated fair value and other related costs	—	32	(32)	—	—	—	—	—	—	—
Estimated cash costs associated with restaurant closures and settlement of lease obligations	—	553	(189)	364	—	(364)	—	—	—	—

2000 Reserve	—	585	(221)	364	—	(364)	—	—	—	—

2001 Reserve:
Restaurant closures:
Estimated cash costs associated with restaurant closures	—	—	—	—	7	—	7	(4)	(3)	—
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	—	—	—	—	68	(68)	—	—	—	—

2001 Reserve	—	—	—	—	75	(68)	7	(4)	(3)	—

2002 Reserve:
Impaired restaurants:
Non-cash write-down of assets to estimated fair value and other related costs	—	—	—	—	—	—	—	1,755	(1,755)	—

2002 Reserve	—	—	—	—	—	—	—	1,755	(1,755)	—

Totals	$570	$157	$(363)	$364	$75	$(432)	$7	$1,751	$(1,758)	$—

        The following table presents the results of operations for two restaurants closed in 2002 and three restaurants closed in 2000, whose results were included in continuing operations; no restaurants were closed in 2001:

	2002	2001	2000
	(In thousands)
Net sales	$1,298	$3,182	$4,468
Cost of sales	298	719	1,103
Restaurant operating expenses:
Labor	475	1,028	1,508
Occupancy and other	478	1,014	1,267
Depreciation and amortization	57	209	352

Total costs and expenses	1,308	2,970	4,230

Operating income (loss)	$(10)	$212	$238

3. Discontinued Operations

        As discussed in Note 1—Basis of Presentation, discontinued operations includes the revenue and expenses of one restaurant that was closed during 2002 when its lease term expired. This restaurant was located in an isolated market and is not being replaced. The consolidated financial statements present this restaurant's operations as discontinued operations for 2002, 2001 and 2000. Operating results for this restaurant are summarized as follows:

	2002	2001	2000
	(In thousands)
Net sales	$849	$1,056	$1,182
Cost of sales	202	249	298
Restaurant operating expenses:
Labor	334	376	402
Occupancy and other	473	513	519
Depreciation and amortization	33	84	33
Store closure and asst impairment expenses	(8)	106	171

Total costs and expenses	1,034	1,328	1,423

Operating (loss)	$(185)	$(272)	$(241)

4. Property and Equipment

        Property and equipment consists of:

	December 29, 2002	December 30, 2001
	(In thousands)
Land	$1,795	$1,795
Buildings and improvements	6,856	6,831
Leasehold improvements	20,065	18,687
Equipment	10,199	11,899
Furniture and fixtures	9,830	8,703
Equipment under capital leases	5,219	2,731
Construction in progress	2,644	2,115

Total property and equipment	56,608	52,761
Accumulated depreciation and amortization	(25,133)	(25,044)

Property and equipment, net	$31,475	$27,717

        Accumulated amortization of equipment leased under capital leases was $1,673,000 and $1,101,000 at December 29, 2002 and December 30, 2001, respectively.

5. Other Accrued Expenses

        The components of other accrued expenses are as follows:

	December 29, 2002	December 30, 2001
	(In thousands)
Unredeemed gift certificates	$572	$539
Accrued workers' compensation	516	315
Accrued utilities	300	225
Accrued advertising	230	252
Accrued property taxes	196	98
Income taxes payable	31	37
Deferred vendor allowances	15	76
Other	471	319

	$2,331	$1,861

6. Borrowing Arrangements

        Loan and Security Agreement.    During 2001, the Company closed on a $2,200,000 loan (the "Loan"), with a commercial bank. Under the terms of the Loan, the Company issued a promissory note (the "Note") in the amount of $2,200,000. The Note is secured by a deed of trust on certain Company-owned real estate. The Note bears interest at the prime rate (4.25% at December 29, 2002) plus 0.625%. The Note has a fifteen year amortization period and matures after 84 monthly payments of principal and interest. All unpaid principal and interest shall be due and payable on the Note's maturity date of September 2, 2008.

        The Company had $2,061,000 and $2,178,000 of debt outstanding under the Loan described above at December 29, 2002 and December 30, 2001 respectively. At December 29, 2002, $1,935,000 was included in long-term debt and $126,000 was included in the current portion of long-term obligations. At December 30, 2001, $2,060,000 was included in long-term debt and $118,000 was included in the current portion of long-term obligations. The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

        Line of Credit.    On June 3, 2002 the Company renegotiated its $2,000,000 revolving line of credit (the "Agreement") with its bank, which extends the Agreement's expiration date to June 3, 2004. Borrowings bear interest at the prime rate (4.25% at December 29, 2002) plus 0.5%. Borrowings under the Agreement are collateralized by the Company's personal property. On December 29, 2002 the Company had no borrowings under the Agreement.

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

        On December 29, 2002 the Company had a commitment from the bank, separate from the Agreement, which makes $956,000 available to the Company in support of outstanding letters of credit required under its workers' compensation program. This commitment, which is scheduled to expire March 28, 2003, will automatically extend for a one year period.

        Other Note Payable.    At December 29, 2002, the Company had a $113,000 promissory note included in long-term debt of which $1,000 was included in the current portion of long-term obligations. The promissory note is payable through 2029, bears interest at 8% and is secured by property at one of the Company's restaurants. Payments are due approximately $1,000 per calendar year through 2006 with the balance due thereafter.

        The Company's debt payments for 2003 and subsequent years are summarized as follows:

	Total	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Capital Lease Obligations	$2,742	$610	$577	$629	$547	$379	$—
Secured Note	2,061	126	132	140	147	156	1,360
Other Note Payable	113	1	1	1	1	1	108

Total Debt Payments	$4,916	$737	$710	$770	$695	$536	$1,468

7. Common Stock

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

        During 1997, the Company granted non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, to an executive officer of the Company to purchase shares of common stock at $4.375 per share. These non-qualified options were outstanding as of December 31, 2000, December 30, 2001 and December 29, 2002 and are reflected in the summary of stock option activity below.

        A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—December 27, 1999 (269,033 exercisable at a weighted average price of $5.56)	837,556	$3.73
Options granted (weighted average fair value of $1.67)	186,750	$2.72
Options cancelled	(26,943)	$3.41
Options exercised	(462)	$0.83

Outstanding—December 31, 2000 (421,498 exercisable at a weighted average price of $4.59)	996,901	$3.55
Options granted (weighted average fair value of $2.00)	127,000	$2.87
Options cancelled	(32,011)	$2.36
Options exercised	(6,458)	$1.74

Outstanding—December 30, 2001 (606,193 exercisable at a weighted average price of $4.11)	1,085,432	$3.52
Options granted (weighted average fair value of $1.53)	220,500	$2.36
Options cancelled	(50,651)	$2.95
Options exercised	(2,875)	$1.75

Outstanding—December 29, 2002	1,252,406	$3.34

        Additional information regarding options outstanding as of December 29, 2002 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Number Excercisable	Weighted Average Exercise Price
$1.63	–	$ 1.75	229,959	7.2	$1.72	146,707	$1.72
1.78	–	2.69	249,000	8.4	2.39	59,936	2.27
2.74	–	2.88	193,499	7.4	2.78	120,095	2.79
2.90	–	3.38	214,983	6.9	3.13	139,813	3.23
3.50	–	4.38	268,820	4.2	4.30	268,820	4.30
4.63	–	26.13	96,145	2.9	8.62	96,145	8.62

$1.63	–	$26.13	1,252,406	6.4	$3.34	831,516	$3.80

        At December 29, 2002, 146,354 shares were available for future grants under the Plan.

        During 1998, the Company granted options to purchase 50,000 shares of common stock under the Plan at an exercise price of $3.375 pursuant to the terms of a consulting agreement with the Chairman of the Company's Board of Directors. The options vest over five years, and the Company measures expense quarterly based on the then current fair value of the options. In 2002, 2001 and 2000, the Company recorded ($2,000), $21,000 and $15,000 in consulting expense (recovery) related to these options.

        Stock Purchase Plans.    The Company has two Employee Stock Purchase Plans, the "Old Plan" and the "New Plan". Under both the Old and New Plan, eligible employees may authorize payroll deductions of up to 10% of their base compensation, as defined, to purchase up to 329,600 and 290,000 shares of common stock under the Old and New Plan, respectively, at a price equal to 85% of the lower of the fair market value as of the beginning or end of each six-month offering period. Shares of common stock issued under the Old Plan were 14,658, 67,225 and 70,376 shares in 2002, 2001 and 2000 at weighted average prices of $1.52, $1.51 and $1.41 per share, respectively. Shares of common stock issued under the New Plan were 39,570 in 2002 at a weighted average price of $1.70. At December 29, 2002, there were no shares available for issuance under the Old Plan and there were 250,430 shares available under the New Plan.

        Accounting for Stock-Based Compensation.    As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

        Under SFAS No. 123 "Accounting for Stock-Based Compensation,", the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, twenty four months following vesting for officers and directors and twelve months following vesting for all other employees; stock volatility, 94.0% in 2002, 94.0% in 2001 and 85.0% in 2000; risk free interest rate, 3.8% in 2002, 5.2% in 2001 and 6.3% in 2000; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions: expected option life, six months, stock volatility, 90.0% in 2002, 100.0% in 2001 and 81.0% in 2000; risk-free rates, 1.8% in 2002, 1.8% in 2001 and 5.0% in 2000; and no dividends during the expected term. The effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value provisions of SFAS 123, to stock based compensation is discussed in Note 1.

        Other Stock Transactions.    At December 29, 2002, the Company had an outstanding warrant, issued in 1995 to outside consultants in connection with the Company's restructuring plan, to purchase 100,000 shares of its common stock at an exercise price of $6.875. The warrant expires in 2005.

        Basic and Diluted Net Income (Loss) Per Common Share.    A reconciliation of the components of basic and diluted net income (loss) per common share follows:

	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands, except per share data)
Basic Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(1,534)	$1,397	$1,916
Loss from discontinued operations	(185)	(272)	(241)

Net Income (Loss)	$(1,719)	$1,125	$1,675

Average common shares outstanding	5,929	5,860	5,785

Basic income (loss) per share from continuing operations	$(0.26)	$0.24	$0.33
Basic loss per share from discontinued operations	(0.03)	(0.05)	(0.04)

Basic net income (loss) per common share	$(0.29)	$0.19	$0.29

Diluted Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(1,534)	$1,397	$1,916
Loss from discontinued operations	(185)	(272)	(241)

Net Income (Loss)	$(1,719)	$1,125	$1,675

Average common shares outstanding	5,929	5,860	5,785
Dilutive shares:
Stock options	—	86	122
Convertible preferred stock	—	1,187	1,187

Total shares and dilutive shares	5,929	7,133	7,094

Diluted income (loss) per share from continuing operations	$(0.26)	$0.20	$0.27
Diluted loss per share from discontinued operations	(0.03)	(0.04)	(0.03)

Diluted net income (loss) per common share	$(0.29)	$0.16	$0.24

        The Company excluded certain potentially dilutive securities each year from its dilutive net income (loss) per common share computation because either the exercise price of the securities exceeded that average fair values of the Company's common stock or the Company had a net loss and therefore, these securities were anti-dilutive.

        A summary of the excluded potential dilutive securities as of the end of each fiscal year follows:

	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Stock Options	1,028	785	598
Stock Warrants	100	100	100
Convertible Preferred Stock	1,187	—	—

Total	2,315	885	698

8. Convertible Preferred Stock

        At December 29, 2002 the Company had outstanding 1,187,906 shares of its Series B non-voting convertible preferred stock which it sold in 1996 at $4.63 per share to Crescent Real Estate Equities Limited Partnership ("Crescent") in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs).

        The Series B non-voting convertible preferred stock converts, at the holders' option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting convertible preferred stock and Series B non-voting convertible preferred stock convert, at the holders' option, into common stock on a one-for-one basis. The Series A preferred stock entitles its holders to vote with common stockholders on all matters submitted to a vote of stockholders. In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions. The Company did not achieve a specified earnings target in 1998, which constituted an event of default under the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company's Board of Directors. The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors. Such holder has notified the Company that it has no present intention of exercising such right; however, it has not waived any of its rights under the agreement.

        If (i) either (A) the average closing price of the Company's common stock during any 120 consecutive trading days equals or exceeds $15.00 per share (as adjusted for stock dividends, combinations or splits) or (B) the Company sells common stock equal to or greater than 25% of the total number of shares outstanding at a price per share equal to or greater than $15.00 and (ii) the shares of stock issuable upon conversion of the Series A preferred stock are registered for resale on the open market, the Company may force a mandatory conversion of the Series A preferred stock to common stock. All shares of Series A and Series B preferred stock are senior to the Company's common stock with respect to dividends and with respect to distributions on liquidation. Upon any liquidation, after an event of default, the holders of Series A and Series B preferred stock are entitled to be paid in full an amount equal to $4.63 per share, together with all accrued dividends at an annual rate of $0.56 per share calculated from the first date of an event of default, which occurred in fiscal 1998. In connection with the agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A and Series B preferred stock.

9. Lease Commitments and Contingencies

        The Company leases restaurant and office facilities under operating lease agreements that expire at various dates, including renewal options, through 2033. The Company also leases equipment under capital lease agreements that expire at various dates through 2007. The Company pays real estate taxes, insurance and maintenance expenses related to these leases.

        The Company has a $5.5 million commitment for capital equipment lease financing for new furniture, fixtures, equipment and leasehold items of which the Company has utilized $2.3 million through December 29, 2002. The Company intends to utilize the remaining commitment to fund restaurant equipment primarily in its new restaurants.

        At December 29, 2002, future minimum lease payments, including option periods for leases the Company intends to renew under all noncancelable lease agreements and also including leases for stores not yet opened are presented below:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending:
2003	$835	$8,822
2004	749	8,925
2005	745	8,502
2006	606	8,408
2007	396	8,313
Thereafter	—	80,690

Minimum lease payments	3,331	$123,660

Amount representing interest	(589)

Present value of minimum lease payments	2,742
Current portion	(610)

Capital lease obligations	$2,132

        The Company's rent is composed of minimum rental payments under operating lease agreements. Rent expense for continuing and discontinued operations was $8,415,000 in 2002, $7,697,000 in 2001 and $7,637,000 in 2000. The Company was not required to pay contingent rental payments based upon a percentage of sales during 2002, 2001 and 2000.

        Deferred rent included in other long-term liabilities was $2,027,000 and $1,799,000 at December 29, 2002 and December 30, 2001, respectively.

        Deferred income included in other long-term liabilities was $193,000 and $211,000 at December 29, 2002 and December 30, 2001, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company's restaurants. The Company is amortizing the gain over the 20-year initial term of the lease.

        In the first quarter of 2003 the Company entered into a capital lease for equipment that requires minimum monthly payments of $9,699 through 2008.

10. Income Taxes

        The provision for (benefit from) income taxes of continuing operations consists of:

	2002	2001	2000
	(In thousands)
Federal current	$(47)	$20	$34
State current	35	29	12

Total Current	(12)	49	46

Federal deferred	487	1,018	658
State deferred	217	698	576
Valuation allowance	(704)	(1,716)	(1,234)

Total deferred	—	—	—

Total	$(12)	$49	$46

        The deferred portion of the Company's tax provision (benefit) reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company has recorded net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs that are not deductible for tax purposes until the assets are disposed. Based on management's assessment that it is not deemed more likely than not that the deferred tax assets will be realized, the Company provided valuation allowances against its deferred net tax assets. The Company had valuation allowances of $10,247,000 and $9,543,000 at December 29, 2002 and December 30, 2001, respectively.

        The provision for (benefit from) income taxes of continuing operations differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	2002	2001	2000
Tax computed at federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal effect	(11.5)	23.9	12.9
Valuation allowance	42.3	(107.2)	(73.7)
Other	3.4	51.7	28.1

Effective tax rate	(0.8)%	3.4%	2.3%

        The components of the net deferred tax asset (liability) are as follows:

	December 29, 2002	December 30, 2001
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$8,868	$9,047
Alternative minimum tax credits	937	960
Deferred rent	914	771
Accruals recognized in different periods	773	671
Federal tax credits	280	280
Restructuring expenses recognized in different periods	—	8
Tax basis depreciation and operating lease expenses	(1,525)	(2,194)
Valuation allowance	(10,247)	(9,543)

Net deferred tax asset (liability)	$—	$—

        At December 29, 2002, the Company had net operating loss carryforwards of approximately $25,146,000 and $8,550,000 for federal and state income tax purposes, respectively. These federal and state net operating loss carryforwards expire beginning 2010 through 2019 and beginning 2004 through 2005, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, because only 50% of net operating losses can be utilized to offset future state taxable income and because state net operating loss carryforwards generated in earlier years have already expired. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

11. Employee Benefit Plans

        401(k) Savings Plan.    The Company has a 401 (k) tax deferred savings plan (the "Plan") which allows eligible employees to contribute from 1% to 25% of pre-tax compensation. Discretionary matching contributions are determined annually by the Board of Directors. Employees vest immediately in their contributions and vest in Company contributions over a five year period. The Company contributed $13,000, $16,000 and $12,000 to the Plan in 2002, 2001 and 2000, respectively.

        Deferred Compensation Plan.    In December 2001 the Company adopted a deferred compensation plan which allows a select group of management employees to elect to defer up to 100% of their compensation into the plan. Annually, at the discretion of the Board of Directors, the Company may make matching contributions to each participant. Matching contributions vest 20% for each year of service up to five years. Deferred compensation and matching contributions are invested by each participant based on their selection of portfolio options specified in the plan. All contributions and earnings held under the plan are assets of the Company and are subject to the claims of general creditors of the Company. The plan is not intended to be a qualified plan under Section 401(a) of the Internal Revenue Code. The Company made no contributions in 2002 or 2001.

12. Quarterly Financial Information (unaudited)

        Summarized quarterly financial information for fiscal years 2002 and 2001 is as follows:

	Year Ended December 29, 2002				Year Ended December 30, 2001
	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks	First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks
	(In thousands, except per share amounts)
Net sales	$17,029	$17,487	$18,507	$21,928	$17,338	$17,964	$18,071	$20,779
Operating income (loss)	205	574	814	(2,924) (1)	392	825	1,177	(728) (1)
Income (loss) from continuing operations	157	521	688	(2,900)	332	738	1,049	(722)
Net income (loss)	113	474	646	(2,952)	301	688	1,043	(907)
Income (loss) per share from continuing operations:
Basic*	$0.03	$0.09	$0.12	$(0.49)	$0.06	$0.13	$0.18	$(0.12)
Diluted*	$0.03	$0.08	$0.10	$(0.49)	$0.04	$0.11	$0.15	$(0.12)
Net income (loss) per share
Basic*	$0.02	$0.08	$0.11	$(0.50)	$0.05	$0.12	$0.18	$(0.15)
Diluted*	$0.02	$0.07	$0.09	$(0.50)	$0.04	$0.10	$0.15	$(0.15)

*
The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year

(1)
Includes store closure and asset impairment expenses of $1,751 in 2002 and $75 in 2001

        Net sales, operating income (loss), income (loss) and income (loss) per share from continuing operations presented for all quarters in the above table excludes the one restaurant closed in the fourth quarter that is included in discontinued operations pursuant to the Company's adoption, in the first quarter of fiscal 2002, of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
of Fresh Choice, Inc.

        We have audited the accompanying consolidated balance sheets of Fresh Choice, Inc. and subsidiary (the "Company") as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 1 to the financial statements, during the year ended December 29, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2002 and December 30, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
February 14, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	FRESH CHOICE, INC.
	By:	/s/ EVERETT F. JEFFERSON Everett F. Jefferson President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 21, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

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

CERTIFICATION OF PERIODIC REPORT

I, Everett F. Jefferson, certify that:

I have reviewed this annual report on Form 10-K of Fresh Choice, Inc.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ EVERETT F. JEFFERSON Everett F. Jefferson President and Chief Executive Officer

I, David E. Pertl, certify that:

I have reviewed this annual report on Form 10-K of Fresh Choice, Inc.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ DAVID E. PERTL David E. Pertl Senior Vice President and Chief Financial Officer

INDEX TO FORM 10-K EXHIBITS

Exhibit No.		Description
3.1	(1)	Restated Certificate of Incorporation of Fresh Choice, Inc.
3.2	(8)	Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996
3.3	(10)	Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.
3.4	(10)	Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.5	(10)	Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
3.6	(10)	Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.
4.1	(10)	Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership
10.1	(1)	Form of Indemnity Agreement for directors and officers
10.2	(2) (3)	Second Amended and Restated 1988 Stock Option Plan
10.3	(2) (3)	1992 Employee Stock Purchase Plan
10.8	(8)	Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership
10.18	(6)	Warrant to Purchase up to 75,000 Shares of the Company's Common Stock issued to Silicon Valley Bank on December 20, 1995
10.19	(6)	Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company's Common Stock issued to Bain & Company, dated December 15, 1995
10.26	(11)(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997
10.27	(11)(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997
10.28	(11)(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997
10.34	(13)(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998
10.36	(14)	Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation
10.37	(14)(3)	Form of Severance Agreement with Senior Vice Presidents
10.43	(17)(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001
10.44	(17)(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001
10.45	(17)(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001
10.46	(17)(3)	2001 Employee Stock Purchase Plan
10.47	(17)(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001
10.48	(17)	Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank
10.49	(17)	Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank
10.50	(17)	Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank
10.51	(17)	Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)	Promissory Note dated October 5, 2001 with Mid Peninsula Bank
10.53	(18)(3)	2002 Home Office Incentive Plan
10.54	(18)(3)	Senior Vice President of Operations 2002 Incentive Plan
10.55	(18)(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001
10.56	(18)(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001
10.57	(19)	Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank
10.58	(20)	Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank
10.59		Letter dated December 10, 2002 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 with Mid-Peninsula Bank
10.60	(3)	2003 Home Office Incentive Plan
21.1		Subsidiaries of the Company
23.1		Independent Auditors' Consent
99.1		Certification by the Chief Executive Officer of his responsibility for financial reports.
99.2		Certification by the Chief Financial Officer of his responsibility for financial reports.

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

(18)
Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

(19)
Incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(20)
Incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 16, 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Fresh Choice, Inc. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share and share amounts)
Fresh Choice, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
Fresh Choice, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars in thousands)
Fresh Choice, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
Fresh Choice, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years ended December 29, 2002, December 30, 2001, and December 31, 2000
INDEPENDENT AUDITORS' REPORT
SIGNATURES
CERTIFICATION OF PERIODIC REPORT
INDEX TO FORM 10-K EXHIBITS