Form 10-Q
period 2003-03-23
FRESH CHOICE INC
filed 2003-04-29
CIK 893741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 23, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of April 21, 2003 was 5,964,068.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 23, 2003	December 29, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,038	$2,994
Inventories	508	467
Prepaid expenses and other current assets	956	524

Total current assets	2,502	3,985

PROPERTY AND EQUIPMENT, net	32,037	31,475

DEPOSITS AND OTHER ASSETS	844	869

TOTAL ASSETS	$35,383	$36,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,136	$2,825
Other accrued expenses	2,075	2,331
Accrued salaries and wages	1,666	1,582
Sales tax payable	884	614
Current portion of long-term obligations	820	737

Total current liabilities	7,581	8,089

CAPITAL LEASE OBLIGATIONS	2,385	2,132

LONG-TERM DEBT	2,012	2,047

OTHER LONG-TERM LIABILITIES	2,313	2,429

Total liabilities	14,291	14,697

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2003 and 2002 - 1,187,906; liquidation preference; 2003-$8,314; 2002-$8,161	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2003 - 5,964,068; 2002 - 5,964,068	42,631	42,630
Accumulated deficit	(26,714)	(26,173)

Total stockholders’ equity	21,092	21,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,383	$36,329

The December 29, 2002 amounts are derived from the Company’s audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2003	March 24, 2002

NET SALES	$17,684	$17,029

COSTS AND EXPENSES:
Cost of sales	4,015	3,792
Restaurant operating expenses:
Labor	6,086	5,678
Occupancy and other	5,700	5,171
Depreciation and amortization	789	768
General and administrative expenses	1,366	1,362
Restaurant opening costs	192	53

Total costs and expenses	18,148	16,824

OPERATING INCOME (LOSS)	(464)	205

Interest income	2	15
Interest expense	(79)	(59)

Interest expense, net	(77)	(44)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(541)	161
Provision for income taxes	—	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	(541)	157

LOSS FROM DISCONTINUED OPERATIONS	—	(44)

NET INCOME (LOSS)	$(541)	$113

Basic net income (loss) per common share:
Basic income (loss) from continuing operations	$(0.09)	$0.03
Basic income (loss) from discontinued operations	—	(0.01)

Basic net income (loss) per common share:	$(0.09)	$0.02
Shares used in computing basic per share amounts	5,964	5,909

Diluted net income (loss) per common share:
Diluted income (loss) from continuing operations	$(0.09)	$0.03
Diluted income (loss) from discontinued operations	—	(0.01)

Diluted net income (loss) per common share:	$(0.09)	$0.02

Shares used in computing diluted per share amounts	5,964	7,183

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twelve Weeks Ended

	March 23, 2003	March 24, 2002

OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Income (loss) from continuing operations	$(541)	$157
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities from continuing operations:
Depreciation and amortization	838	814
Issuance of common stock for consulting services	1	1
Loss on disposal of property and equipment	8	5
Deferred rent	(90)	(144)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(478)	803
Accounts payable	(689)	(344)
Accrued salaries and wages	57	212
Other accrued expenses	14	(181)
Store closure reserve	—	(2)

Net cash provided (used) by operating activities of continuing operations	(880)	1,321

INVESTING ACTIVITIES:
Capital expenditures	(1,386)	(1,171)
Proceeds from sale of property and equipment	—	3
Deposits and other assets	8	(28)

Net cash used in investing activities	(1,378)	(1,196)

FINANCING ACTIVITIES:
Common stock sales	—	5
Long-term debt - repayments	(34)	(27)
Capital lease obligations - borrowings	492	434
Capital lease obligations - repayments	(156)	(131)
Net cash provided by financing activities	302	281

CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(1,956)	406

CASH USED BY DISCONTINUED OPERATIONS	—	(34)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,956)	372
CASH AND CASH EQUIVALENTS:

Beginning of period	2,994	4,368
End of period	$1,038	$4,740

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$90	$50

Cash paid during the period for income taxes	$32	$—

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Weeks Ended March 23, 2003 and March 24, 2002

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

2.             NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share excludes dilution and is computed by dividing net income by the weighted average of its common shares outstanding for the period.  Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company converts common stock options and warrants into potential dilutive shares using the treasury stock method and converts preferred stock into potential dilutive shares using the “if converted” method.

A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended

(In thousands, except per share data)	March 23, 2003	March 24, 2002

Basic Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(541)	$157
Loss from discontinued operations	—	(44)
Net Income (Loss)	$(541)	$113
Average common shares outstanding	5,964	5,909
Basic income (loss) per share from continuing operations	$(0.09)	$0.03
Basic loss per share from discontinued operations	—	(0.01)
Basic net income (loss) per common share	$(0.09)	$0.02

Diluted Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(541)	$157
Loss from discontinued operations	—	(44)
Net Income (Loss)	$(541)	$113
Average common shares outstanding	5,964	5,909

Dilutive shares:
Stock options	—	86
Convertible preferred stock	—	1,188
Total shares and dilutive shares	5,964	7,183
Diluted income (loss) per share from continuing operations	$(0.09)	$0.03
Diluted loss per share from discontinued operations	—	(0.01)
Diluted net income (loss) per common share	$(0.09)	$0.02

The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive:

	Twelve Weeks Ended

(In thousands)	March 23, 2003	March 24, 2002

Potential Dilutive Securities

Stock options excluded	1,208	788
Stock warrants	100	100
Convertible preferred stock	1,188	—

3.             OTHER ACCRUED EXPENSES

The components of other accrued expenses are as follows:

(In thousands)	March 23, 2003	December 29, 2002

Unredeemed gift certificates	$510	$572
Accrued workers’ compensation	460	516
Accrued utilities	263	300
Accrued property taxes	72	196
Deferred vendor allowances	115	15
Accrued advertising	285	230
Other	370	502
	$2,075	$2,331

4.             BORROWING ARRANGEMENTS

The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.25% at March 23, 2003) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On March 23, 2003 the Company had $2,027,000 of debt outstanding under the Loan described above.  At March 23, 2003 $1,900,000 was included in long-term debt and $127,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

On April 7, 2003 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which maintained the Agreement’s expiration date at June 3, 2004, but lowered the Company’s covenant requirements and reduced the fixed asset acquisition limit.  Borrowings bear interest at the prime rate (4.25% at March 23, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On March 23, 2003 the Company had no borrowings under the Agreement.

The amended Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio.  The Agreement also limits the Company’s fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock.  In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.  Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at March 23, 2003.

The Company had a $5.5 million commitment for capital equipment lease financing for new furniture, fixtures, equipment and leasehold items of which the Company had utilized $2.8 million through March 23, 2003.  The Company has been notified that the remaining commitment has been suspended as the lessor considered the Company’s financial results to be a material adverse change in the Company’s financial condition.  The Company is currently seeking a new source for equipment lease financing.

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

In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2003 such holder notified the Company that it had no intention, at that time, of exercising such right; however, it has not waived any of its rights under the agreement.  As of April 29, 2003 management is not aware of any change in the shareholder’s intention.

7.             RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  In accordance with SFAS No.146, the Company estimates it will incur a charge of $50,000 in the second quarter of 2003 resulting from severance costs associated with the elimination of eleven positions in its corporate office that occurred subsequent to March 23, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Base Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-

based compensation on reported net income and earnings per share in annual and interim financial statements.  The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25.  As allowed by SFAS No. 123, the Company utilizes the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

(In thousands, except per share data)	March 23, 2003	March 22, 2002

Net income (loss)	$(541)	$113
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(69)	(94)
Pro forma net income (loss)	$(610)	$19

Net income (loss) per common share:
Basic-as reported	$(0.09)	$0.02
Basic-pro forma	$(0.10)	$0.00
Diluted-as reported	$(0.09)	$0.02
Diluted-pro forma	$(0.10)	$0.00

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twelve weeks ended March 23, 2003.  The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2002 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company’s operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading “Business Risks”.  In particular, the Company’s future plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

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

The Company has a $2,200,000 loan (the “Loan”) with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.25% at March 23, 2003) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On March 23, 2003 the Company had $2,027,000 of debt outstanding under the Loan described above.  At March 23, 2003 $1,900,000 was included in long-term debt and $127,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

On April 7, 2003 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which maintained the Agreement’s expiration date at June 3, 2004, but lowered the Company’s covenant requirements and reduced the fixed asset acquisition limit.  Borrowings bear interest at the prime rate (4.25% at March 23, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On March 23, 2003 the Company had no borrowings under the Agreement.

The amended Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio.  The Agreement also limits the Company’s fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock.  In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.  Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at March 23, 2003.

On March 23, 2003 the Company had a commitment from the bank separate from the Agreement, which makes $1,372,000 available to the Company in support of outstanding letters of credit required under its workers’ compensation program.  The commitment, which is scheduled to expire February 28, 2004, will automatically extend for a one-year period.

During the first twelve weeks of 2003 the Company entered into an equipment lease for $492,000.  This and other capital lease obligations at March 23, 2003 totaled $3,077,000 of which $692,000 was included in the current portion of long-term obligations.  Long-Term Debt also included a $ 113,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

Net cash used by operating activities of continuing operations for the first twelve weeks of 2003 was $880,000 and consisted of:

(In thousands)

Loss from continuing operations	$(541)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities of continuing operations:
Depreciation and amortization	838
Change in operating assets and liabilities	(1,096)
Other	(81)
Net cash used by operating activities of continuing operations	$(880)

Net cash used by operating activities for the first twelve weeks of 2003 included a change in operating assets and liabilities of $1,096,000.  The change in operating assets and liabilities was primarily due to (a) a reduction in accounts payable as the result of payments for construction invoices that were included in accounts payable at December 29, 2002 and (b) an increase in accounts receivable as the result of landlord allowances recorded, as construction for two new restaurants was completed during the first quarter.

During the same period the Company invested $1,386,000 in property and equipment, which includes equipment under capital leases.

The Company’s contractual obligations as of March 23, 2003 are as follows:

(In thousands)	Total	Remainder of 2003	2004 through 2006	2007 through 2008	2009 and thereafter
Secured Note	$2,027	$94	$419	$1,514	$—
Capital Lease Obligations	3,077	529	2,025	523	—
Other Note Payable	113	1	4	4	104
Operating Leases	121,631	6,510	25,414	16,489	73,218

Total Contractual Cash Obligations	$126,848	$7,134	$27,862	$18,530	$73,322

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

The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  As of April 29, 2003, three new Fresh Choice restaurants have opened in fiscal 2003.  The Company plans to open one additional new Fresh Choice restaurant in 2003 in California.  The Company has signed a lease for this additional Fresh Choice restaurant.  The total leasehold improvements and equipment costs for these four locations is estimated to be approximately $4.3 million, of which approximately $2.9 million has been expended through March 23, 2003.

The Company has no development plans beyond 2003.  The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including its return to profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.

The Company intends to finance its operating cash requirements and fiscal 2003 capital requirements through existing cash balances, cash provided by operations, its borrowing arrangements and equipment lease financing. The Company had a $5.5 million commitment for capital equipment lease financing for new furniture, fixtures, equipment and leasehold items of which the Company had utilized $2.8 million through March 23, 2003.  The Company has been notified that the remaining commitment has been suspended as the lessor considered the Company’s financial results to be a material adverse change in the Company’s financial condition.  The Company is currently seeking a new source for the equipment lease financing to fund restaurant equipment primarily in its new restaurants.

The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases.  In the first quarter of 2003 comparable store sales declined 2.6%.  The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve.  In addition, the Company is seeking a new source for equipment lease financing. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all.  To the extent operating cash flow continues to decline, the Company may need to further reduce its capital spending plans.

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

From the third quarter of fiscal 1994 through the end of 1998, the Company reported quarterly comparable store sales declines.  The Company reported positive comparable store sales in each quarter of the following two years; however, the Company’s comparable store sales declined for both fiscal years 2001 and 2002 and for the first quarter of 2003.  There can be no assurance that the comparable store sales declines experienced in 2001, 2002 and the first quarter of 2003 will not continue or not decline further.

Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001, five opening in 2002 and, as of April 29, 2003, three restaurants opening in 2003.  The Company plans to open one additional Fresh Choice restaurant in 2003.  There can be no assurance that these ten new restaurants or future restaurants will be successful.  The Company currently has no development plans beyond 2003.  The Company’s ability to successfully resume an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market.

The Company’s future expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the Fresh Choice concept will be successful in regions outside of California, Texas and Washington where tastes and restaurant preferences may be different.  In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.  These difficulties may make it difficult for the Company to achieve any new store growth objectives.

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

Geographic Concentration.  As of April 29, 2003, 42 of the Company’s 55 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

Sensitivity to Economic Conditions and Consumer Spending.  The restaurant industry historically has been subject to substantial cyclical variation.  The California economy has slowed and there has been a downturn in the general economy and a decline in consumer spending in the restaurant industry.  A continued decline could have a material adverse effect on the Company’s financial performance as restaurant sales tend to decline during recessionary periods.  A prolonged economic downturn could alter customers’ purchasing decisions, which most likely would have a material adverse impact on the Company’s revenue and results of operations.

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

Seasonality and Quarterly Fluctuations The Company’s restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters.  In addition, the Company’s quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.  As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year.

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

Ability to Obtain Additional Financing.  The Company resumed its restaurant expansion in 2001.  The Company currently has no expansion plans beyond 2003.  The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including its ability to obtain funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  The Company is seeking a new source for equipment lease financing.  There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all.

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Company’s audited December 29, 2002 financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities as of the dates and for the periods presented.  Management believes the following accounting policies, among others, represent its more critical or complex estimates and assumptions used in preparation of its consolidated financial statements.

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

Long-lived assets impairment.  The Company reviews its long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  The Company considers a history of operating losses to be its primary indicator of potential impairment, therefore new restaurants are generally not identified for impairment until a sufficient operating history has been developed.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants.  Impairment evaluations require an estimation of cash flows over the remaining useful life of the restaurants.  If the long-lived assets of a restaurant are not recoverable based upon forecasted undiscounted cash flows, the Company writes down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Generally, management considers the present value of a restaurant’s projected future cash flows and estimated sales values of a restaurant’s long-lived assets in determining fair value.  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results vary from such estimates, significant future impairment could result.

Discontinued Operations.  Considerable management judgment is necessary to determine whether a closed restaurant should be classified as discontinued operations.  In general, the Company considers the extent to which the restaurant’s operations and cash flow are expected to be absorbed by other currently operated restaurants or replaced with a new restaurant in making this determination.  A closed restaurant, or group of restaurants, which is located in an isolated market and not replaced, would generally be classified as discontinued operations.

Property and equipment.  Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years.

Stock-based compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  The Company accounts for stock-based awards to non employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

	Twelve Weeks Ended
(Dollars in thousands)	March 23, 2003		March 24, 2002

NET SALES	$17,684	100.0%	$17,029	100.0%

COSTS AND EXPENSES:
Cost of sales	4,015	22.7%	3,792	22.3%
Restaurant operating expenses:
Labor	6,086	34.4%	5,678	33.3%
Occupancy and other	5,700	32.2%	5,171	30.4%
General and administrative expenses	1,366	7.7%	1,362	8.0%
Depreciation and amortization	789	4.5%	768	4.5%
Restaurant opening costs	192	1.1%	53	0.3%
Total costs and expenses	18,148	102.6%	16,824	98.8%

OPERATING INCOME (LOSS)	(464)	(2.6)%	205	1.2%

Interest income	2	—%	15	0.1%
Interest expense	(79)	(0.5)%	(59)	(0.4)%

Interest expense, net	(77)	(0.5)%	(44)	(0.3)%

INCOME (LOSS) BEFORE INCOME TAXES	(541)	(3.1)%	161	0.9%
Provision for income taxes	—	—%	4	—%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(541)	(3.1)%	157	0.9%

LOSS FROM DISCONTINUED OPERATIONS	—	—%	(44)	(0.2)%

NET INCOME (LOSS)	$(541)	(3.1)%	$113	0.7%

Number of restaurants:
Open at beginning of period	53		51
Open at end of period	55		51

The following table presents the components of average restaurant operating income on a per restaurant basis for the comparable Fresh Choice and Zoopa restaurants open during the period (the Company’s four Fresh Choice Express restaurants and Fresh Choice restaurants not open eighteen months are excluded):

	Twelve Weeks Ended

(Dollars in thousands)	March 23, 2003		March 24, 2002

NET SALES	$352	100.0%	$361	100.0%

COSTS AND EXPENSES:
Cost of sales	78	22.3%	80	22.1%
Restaurant operating expenses:
Labor	115	32.8%	119	33.0%
Occupancy and other	112	31.9%	108	29.9%
Depreciation and amortization	14	3.9%	15	4.3%

Total costs and expenses	320	90.9%	323	89.3%

RESTAURANT OPERATING INCOME	$32	9.1%	$39	10.7%

Comparable Fresh Choice & Zoopa restaurants open	43		43

Restaurant operating income excludes restaurant opening costs and general and administrative expenses.

Results of Operations:  Twelve Weeks Ended March 23, 2003

Compared to Twelve Weeks Ended March 24, 2002

Net Sales.  Net sales for the quarter ended March 23, 2003 were $17,684,000, an increase of $655,000, or 3.8%, from sales from continuing operations of $17,029,000 for the quarter ended March 24, 2002. The primary components of the net increase in sales were:

(In thousands)

Incremental sales from seven new Fresh Choice restaurants	$1,530

Decrease in comparable Fresh Choice restaurant sales	(409)

Decrease in sales from closed restaurants	(515)

Change in sales in Fresh Choice Express restaurants	49

$655

The Company operated an average of 54.5 restaurants in the first quarter of 2003 compared to 51.5 restaurants in the first quarter of 2002.  Sales at the Company’s 43 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 2.6% in the first quarter of 2003 versus the first quarter of 2002.  Comparable store guest counts decreased 5.9%, while the comparable store average check increased 3.6% to $7.75, reflecting price increases offset by higher-priced-coupon offers.

Costs and Expenses.  Cost of sales (food and beverage costs) was 22.7% of sales in the first quarter of 2003 compared to 22.3% in the first quarter of 2002.  Food and beverage costs increased as a percentage of sales primarily from the introduction of a new menu rotation into the restaurants during the quarter and inflationary cost increases.

Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 66.6% of sales in the first quarter of 2003 compared to 63.7% of sales in the first quarter of 2002, an increase of 2.9% of sales.

Labor costs as a percentage of sales were 34.4% for the first quarter of 2003 compared to 33.3% in the first quarter of 2002.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage and labor inefficiencies at our new locations.  It typically takes six to eight weeks for a new store to bring its labor in line with our scheduling matrix as the store’s new crewmembers become more productive and guest traffic patterns are developed.

Occupancy and other expenses as a percentage of sales were 32.2% for the first quarter of 2003 compared to 30.4% of sales in the first quarter of 2002, an increase of 1.8% of sales.  The increase is due primarily to lower average restaurant sales, higher utility expenses and higher advertising costs.

Depreciation and Amortization.  Depreciation and amortization expenses in the first quarter of 2003 were 4.5% of sales, which is flat compared to the first quarter of 2002.

General and Administrative Expenses.  General and administrative expenses were 7.7% of sales in the first quarter of 2003 compared to 8.0% of sales in the first quarter of 2002.  The decrease is primarily the result of flat spending during the quarter compared to last year and higher sales.

Interest Expense, net.  Interest expense, net was  $77,000 in the first quarter of 2003 compared to $45,000 in the first quarter of 2002. This increase is due to additional equipment lease financing for the new stores, offset by lower interest earned on the Company’s average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded no tax benefit from its operating loss in the first quarter of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.  In addition, should the Company project taxable income in 2003, it will not be able to utilize its California net operating loss carryforwards.  In September 2002, California enacted a law suspending the use of such loss carryforwards to offset taxable income in the determination of state income taxes for the 2003 tax year.  The Company recorded an income tax provision for the first quarter of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at March 23, 2003, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 4  - Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

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

(b)                           Reports on Form 8-K.  The registrant filed the following reports on Form 8-K during the quarter ended March 23, 2003.

-                    on February 26, 2003 reporting that the Company notified Deloitte & Touche LLP. (“Deloitte”) that upon completion of Deloitte’s audit of the Company’s consolidated financial statements for the fiscal year ended December 29, 2002, the Company will dismiss Deloitte and change auditors

-                    on March 14, 2003 reporting the engagement of Grant Thornton LLP. as its new independent auditors for the fiscal year ending December 28, 2003

-                    on March 21, 2003 reporting that the Company had changed its certifying accountant

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

Dated: April 29, 2003

CERTIFICATION OF PERIODIC REPORT

I, Everett F. Jefferson, certify that:

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

Date: April 29, 2003

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

Date: April 29, 2003

/S/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer

INDEX TO FORM 10-Q EXHIBITS

Exhibit No.		Description

3.1	(1)	Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)	Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)	Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)	Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)	Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)	Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)	Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)	Form of Indemnity Agreement for directors and officers

10.2	(2)(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)(3)	1992 Employee Stock Purchase Plan

10.8	(8)	Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)	Warrant to Purchase up to 75,000 Shares of the Company’s Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)	Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company’s Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)	Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)(3)	Form of Severance Agreement with Senior Vice Presidents

10.41	(16)(3)	2001 Home Office Incentive Plan

10.42	(16)(3)	Senior Vice President of Operations 2001 Incentive Plan

10.43	(17)(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17)(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17)(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17)(3)	2001 Employee Stock Purchase Plan

Exhibit No.		Description

10.47	(17)(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)	Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)	Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)	Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51	(17)	Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)	Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.53	(18)(3)	2002 Home Office Incentive Plan

10.54	(18)(3)	Senior Vice President of Operations 2002 Incentive Plan

10.55	(18)(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

10.56	(18)(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57	(19)	Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.58	(20)	Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.59	(21)	Letter dated December 10, 2002 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 with Mid-Peninsula Bank

10.60	(3)	2003 Home Office Incentive Plan

10.61		Letter dated April 7, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 and December 10, 2002 with Mid-Peninsula Bank

99.1		Certification by the Chief Executive Officer of his responsibility for financial reports.

99.2		Certification by the Chief Financial Officer of his responsibility for financial reports.

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

(21)         Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.