Form 10-Q
period 2003-06-15
FRESH CHOICE INC
filed 2003-07-17
CIK 893741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 15, 2003

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Exchange Act).

☐	Yes	☒	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

 The number of shares of Common Stock, $.001 par value, outstanding as of July 14, 2003 was 5,990,523.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 15, 2003	December 29, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,195	$2,994
Receivables	881	165
Inventories	518	467
Prepaid expenses and other current assets	419	359

Total current assets	3,013	3,985

PROPERTY AND EQUIPMENT, net	31,865	31,475

DEPOSITS AND OTHER ASSETS	836	869

TOTAL ASSETS	$35,714	$36,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,393	$2,825
Other accrued expenses	2,205	2,331
Accrued salaries and wages	1,633	1,582
Sales tax payable	911	614
Current portion of long-term obligations	902	737

Total current liabilities	8,044	8,089

CAPITAL LEASE OBLIGATIONS	2,514	2,132

LONG-TERM DEBT	1,976	2,047

OTHER LONG-TERM LIABILITIES	2,275	2,429

Total liabilities	14,809	14,697

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2003 and 2002 - 1,187,906; liquidation preference; 2003-$8,468; 2002-$8,161	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2003 - 5,990,523; 2002 - 5,964,068	42,675	42,630
Accumulated deficit	(26,945)	(26,173)

Total stockholders’ equity	20,905	21,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,714	$36,329

The December 29, 2002 amounts are derived from the Company’s audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002

NET SALES	$18,879	$17,487	$36,563	$34,516

COSTS AND EXPENSES:
Cost of sales	4,385	3,879	8,400	7,671
Restaurant operating expenses:
Labor	6,422	5,584	12,508	11,262
Occupancy and other	6,021	5,317	11,721	10,488
General and administrative expenses	1,304	1,349	2,670	2,711
Depreciation and amortization	829	750	1,618	1,518
Restaurant opening costs	44	34	236	87

Total costs and expenses	19,005	16,913	37,153	33,737

OPERATING INCOME (LOSS)	(126)	574	(590)	779

Interest income	—	10	2	25
Interest expense	(105)	(59)	(184)	(118)

Interest expense, net	(105)	(49)	(182)	(93)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(231)	525	(772)	686

Provision for income taxes	—	4	—	8

INCOME (LOSS) FROM CONTINUING OPERATIONS	(231)	521	(772)	678

LOSS FROM DISCONTINUED OPERATIONS	—	(47)	—	(91)

NET INCOME (LOSS)	$(231)	$474	$(772)	$587

Basic net income (loss) per common share:
Basic income (loss) from continuing operations	$(0.04)	$0.09	$(0.13)	$0.11
Basic loss from discontinued operations	—	(0.01)	—	(0.01)

Basic net income (loss) per common share:	$(0.04)	$0.08	$(0.13)	$0.10

Shares used in computing basic per share amounts	5,969	5,917	5,966	5,913

Diluted net income (loss) per common share:
Diluted income (loss) from continuing operations	$(0.04)	$0.08	$(0.13)	$0.09
Diluted loss from discontinued operations	—	(0.01)	—	(0.01)

Diluted net income (loss) per common share:	$(0.04)	$0.07	$(0.13)	$0.08

Shares used in computing diluted per share amounts	5,969	7,167	5,966	7,176

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Four Weeks Ended
	June 15, 2003	June 16, 2002

OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Income (loss) from continuing operations	$(772)	$678
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities from continuing operations:
Depreciation and amortization	1,717	1,619
Issuance of common stock for consulting services	1	3
Loss on disposal of property and equipment	16	22
Deferred rent	(157)	(216)
Change in operating assets and liabilities:
Receivables	(717)	28
Inventories	(63)	(27)
Prepaid expenses and other current assets	(60)	818
Accounts payable	(432)	(539)
Accrued salaries and wages	54	155
Other accrued expenses	171	262

Net cash provided (used) by operating activities of continuing operations	(242)	2,803

INVESTING ACTIVITIES:
Capital expenditures	(2,076)	(2,249)
Proceeds from sale of property and equipment	—	8
Deposits and other assets	(2)	(41)

Net cash used in investing activities	(2,078)	(2,282)

FINANCING ACTIVITIES:
Common stock sales	44	57
Long-term debt - repayments	(67)	(57)
Capital lease obligations - borrowings	904	489
Capital lease obligations - repayments	(360)	(345)

Net cash provided by financing activities	521	144

CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(1,799)	665

CASH USED BY DISCONTINUED OPERATIONS	—	(81)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,799)	584
CASH AND CASH EQUIVALENTS:

Beginning of period	2,994	4,368

End of period	$1,195	$4,952

Noncash Investing and Financing Actvities -
Equipment acquired under capital leases	$—	$566

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$107	$117

Cash paid during the period for income taxes	$44	$—

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve and Twenty-Four Weeks Ended June 15, 2003 and June 16, 2002

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

A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(In thousands, except per share data)	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002

Basic Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(231)	$521	$(772)	$678
Loss from discontinued operations	—	(47)	—	(91)
Net Income (Loss)	$(231)	$474	$(772)	$587
Average common shares outstanding	5,969	5,917	5,966	5,913
Basic income (loss) per share from continuing operations	$(0.04)	$0.09	$(0.13)	$0.11
Basic loss per share from discontinued operations	—	(0.01)	—	(0.01)
Basic net income (loss) per common share	$(0.04)	$0.08	$(0.13)	$0.10

Diluted Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(231)	$521	$(772)	$678
Loss from discontinued operations	—	(47)	—	(91)
Net Income (Loss)	$(231)	$474	$(772)	$587
Average common shares outstanding	5,969	5,917	5,966	5,913
Dilutive shares:
Stock options	—	62	—	75
Convertible preferred stock	—	1,188	—	1,188
Total shares and dilutive shares	5,969	7,167	5,966	7,176
Diluted income (loss) per share from continuing operations	$(0.04)	$0.08	$(0.13)	$0.09
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) per common share	$(0.04)	$0.07	$(0.13)	$0.08

The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(In thousands)	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002

Potential Dilutive Securities

Stock options excluded	1,180	958	1,180	958
Stock warrants	100	100	100	100
Convertible preferred stock	1,188	—	1,188	—

3.           OTHER ACCRUED EXPENSES

The components of other accrued expenses are as follows:

(In thousands)	June 15, 2003	December 29, 2002

Unredeemed gift certificates	$499	$572
Accrued workers’ compensation	558	516
Accrued utilities	283	300
Accrued advertising	199	230
Accrued property taxes	125	196
Deferred vendor allowances	106	15
Other	435	502
	$2,205	$2,331

4.           BORROWING ARRANGEMENTS

The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.25% at June 15, 2003) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On June 15, 2003 the Company had $1,993,000 of debt outstanding under the Loan described above.  At June 15, 2003 $1,865,000 was included in long-term debt and $128,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

On April 7, 2003 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which maintained the Agreement’s expiration date at June 3, 2004, but lowered the Company’s covenant requirements and reduced the fixed asset acquisition limit.  Borrowings bear interest at the prime rate (4.25% at June 15, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On June 15, 2003 the Company had no borrowings under the Agreement.

The amended Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio.  The Agreement also limits the Company’s fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock.  In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.  Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at June 15, 2003.

On June 15, 2003 the Company had a commitment from the bank separate from the Agreement, which makes $1,372,000 available to the Company in support of outstanding letters of credit required under its workers’ compensation program.  The commitment, which is scheduled to expire February 28, 2004, will automatically extend for a one-year period.

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

In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2003 such holder notified the Company that it had no intention, at that time, of exercising such right; however, it has not waived any of its rights under the agreement.  As of July 17, 2003 management is not aware of any change in the shareholder’s intention.

6.           RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  In accordance with SFAS No.146, the Company incurred a charge of approximately $50,000 in the second quarter of 2003 resulting from severance costs associated with the elimination of eleven positions in its corporate office that occurred during the second quarter of 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.  The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25.  As allowed by SFAS No. 123, the Company utilizes the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

(In thousands, except per share data)	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002

Net income (loss)	$(231)	$474	$(772)	$587
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51)	(66)	(120)	(160)
Pro forma net income (loss)	$(282)	$408	$(892)	$427

Net income (loss) per common share:
Basic-as reported	$(0.04)	$0.08	$(0.13)	$0.10
Basic-pro forma	$(0.05)	$0.07	$(0.15)	$0.07
Diluted-as reported	$(0.04)	$0.07	$(0.13)	$0.08
Diluted-pro forma	$(0.05)	$0.06	$(0.15)	$0.06

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 will not have a material effect on the Company’s financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twelve and twenty-four weeks ended June 15, 2003.  The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2002 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

Certain statements set forth in this discussion and analysis of financial condition and results of operations including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company’s operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading “Business Risks”.  In particular, any future plans by the Company to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional financing.

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

The Company has a $2,200,000 loan (the “Loan”) with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.25% at June 15, 2003) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On June 15, 2003 the Company had $1,993,000 of debt outstanding under the Loan described above.  At June 15, 2003 $1,865,000 was included in long-term debt and $128,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

On April 7, 2003 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which maintained the Agreement’s expiration date at June 3, 2004, but lowered the Company’s covenant requirements and reduced the fixed asset acquisition limit.  Borrowings bear interest at the prime rate (4.25% at June 15, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On June 15, 2003 the Company had no borrowings under the Agreement.

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

Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at June 15, 2003. If sales do not improve as expected the Company may be out of compliance with one or more of these covenants by the end of the Company's third quarter 2003. The Company believes is can obtain a waiver or renegotiate these covenants with its bank. However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants.

On June 15, 2003 the Company had a commitment from the bank separate from the Agreement, which makes $1,372,000 available to the Company in support of outstanding letters of credit required under its workers’ compensation program.  The commitment, which is scheduled to expire February 28, 2004, will automatically extend for a one-year period.

During the first twenty-four weeks of 2003 the Company entered into capital equipment leases for $904,000.  This and other capital lease obligations at June 15, 2003 totaled $3,286,000 of which $772,000 was included in the current portion of long-term obligations.  Long-Term Debt also included a $ 113,000 note for site construction costs of which $2,000 was included in the current portion of long-term obligations.

Net cash used by operating activities of continuing operations for the first twenty-four weeks of 2003 was $242,000 and consisted of:

(In thousands)
Loss from continuing operations	$(772)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities of continuing operations:
Depreciation and amortization	1,717
Change in operating assets and liabilities	(1,047)
Other	(140)
Net cash used by operating activities of continuing operations	$(242)

Net cash used by operating activities for the first twenty-four weeks of 2003 included a change in operating assets and liabilities of $1,047,000.  The change in operating assets and liabilities was primarily due to (a) a reduction in accounts payable as the result of payments for construction invoices that were included in accounts payable at December 29, 2002, and (b) an increase in accounts receivable as the result of (i) landlord tenant improvement allowances to be received, as construction of two restaurants was completed during the first twenty-four weeks of 2003 and (ii) proceeds to be received from one capital equipment lease financing.  Both of these accounts receivable were collected at the beginning of the third quarter.

During the same period the Company invested $2,076,000 in property and equipment, which includes equipment under capital leases.

The Company’s contractual obligations as of June 15, 2003 are as follows:

(In thousands)	Total	Remainder of 2003	2004 through 2006	2007 through 2008	2009 and thereafter
Secured Note	$1,993	$63	$419	$1,511	$—
Capital Lease Obligations	3,286	388	2,375	523	—
Other Note Payable	113	1	4	4	104
Operating Leases	119,776	4,655	25,414	16,489	73,218

Total Contractual Cash Obligations	$125,168	$5,107	$28,212	$18,527	$73,322

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

In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5.5 million which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March 2003 such holder notified the Company that it had no intention, at that time, of exercising such right; however, the holder has not waived any of its rights under the agreement.  As of July 17, 2003 management is not aware of any change in the shareholder’s intention.

The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  As of July 17, 2003, three new Fresh Choice restaurants have opened in fiscal 2003.    The Company has a signed lease for one additional Fresh Choice restaurant.  The total leasehold improvements and equipment costs for this additional location is estimated to be approximately $1.4 million, of which approximately $0.3 million has been expended through June 15, 2003.

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

The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations, its borrowing arrangements and additional equipment lease financing.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases as well as the Company’s new restaurants’ sales performance.  In the first twenty-four weeks of 2003 comparable store sales declined 2.1% and average sales for the nine new restaurants, opened over the last eighteen months, has been 19.7% below the comparable-store average sales.  The Company expects comparable store sales to improve and the sales performance of its new restaurants to improve, but there can be no assurance that comparable store sales will improve or new restaurant sales will improve.  In addition, the Company is seeking new financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all.  To the extent operating cash flow continues to decline, the Company may need to further reduce its capital spending plans.

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

From the third quarter of fiscal 1994 through the end of 1998, the Company reported quarterly comparable store sales declines.  The Company reported positive comparable store sales in each quarter of the following two years; however, the Company’s comparable store sales declined for both fiscal years 2001 and 2002 and for the first two quarters of 2003.  There can be no assurance that the comparable store sales declines experienced in 2001, 2002 and the first two quarters of 2003 will not continue or not decline further.

Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001, five opening in 2002 and, as of July 17, 2003, three restaurants opening in 2003.  Through the first tweny-four weeks of 2003 the nine new restaurants have not met the Company’s financial expectations with average sales 19.7% below the comparable-store average sales.  There can be no assurance that the nine newly opened restaurants or future restaurants will be profitable.  In addition, if performance does not improve, or deteriorates further, the Company could be required to impair an individual restaurant, once sufficient operating history has been developed.

The Company has a signed lease for one additional Fresh Choice restaurant in 2003.  The Company currently has no development plans beyond 2003.  The Company’s ability to successfully resume an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market

The Company’s future expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the Fresh Choice concept will be successful in new geographic regions.  In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.  These potential difficulties may make it difficult for the Company to achieve any new store growth objectives.

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

Geographic Concentration.  As of July 17, 2003, 42 of the Company’s 56 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

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

Seasonality and Quarterly Fluctuations The Company’s restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income is generally realized in the second and third fiscal quarters.  In addition, the Company’s quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings and restaurant closings.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.  As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year.

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

Ability to Obtain Additional Financing.  The Company resumed its restaurant expansion in 2001.  The Company currently has no expansion plans beyond 2003.  The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including its ability to obtain funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its borrowing arrangements.  The Company is seeking new financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all.

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

	Twelve Weeks Ended				Twenty-Four Weeks Ended
(Dollars in thousands)	June 15, 2003		June 16, 2002		June 15, 2003		June 16, 2002

NET SALES	$18,879	100.0%	$17,487	100.0%	$36,563	100.0%	$34,516	100.0%

COSTS AND EXPENSES:
Cost of sales	4,385	23.2%	3,879	22.2%	8,400	23.0%	7,671	22.2%
Restaurant operating expenses:
Labor	6,422	34.0%	5,584	31.9%	12,508	34.2%	11,262	32.6%
Occupancy and other	6,021	31.9%	5,317	30.4%	11,721	32.1%	10,488	30.4%
General and administrative expenses	1,304	6.9%	1,349	7.7%	2,670	7.3%	2,711	7.9%
Depreciation and amortization	829	4.4%	750	4.3%	1,618	4.4%	1,518	4.4%
Restaurant opening costs	44	0.3%	34	0.2%	236	0.6%	87	0.2%

Total costs and expenses	19,005	100.7%	16,913	96.7%	37,153	101.6%	33,737	97.7%

OPERATING INCOME (LOSS)	(126)	(0.7)%	574	3.3%	(590)	(1.6)%	779	2.3%

Interest income	—	—%	10	0.1%	2	—%	25	—%
Interest expense	(105)	(0.5)%	(59)	(0.4)%	(184)	(0.5)%	(118)	(0.3)%

Interest expense, net	(105)	(0.5)%	(49)	(0.3)%	(182)	(0.5)%	(93)	(0.3)%

INCOME (LOSS) BEFORE INCOME TAXES	(231)	(1.2)%	525	3.0%	(772)	(2.1)%	686	2.0%
Provision for income taxes	—	—%	4	—%	—	—%	8	—%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(231)	(1.2)%	521	3.0%	(772)	(2.1)%	678	2.0%

LOSS FROM DISCONTINUED OPERATIONS	—	—%	(47)	(0.3)%	—	—%	(91)	(0.3)%

NET INCOME (LOSS)	$(231)	(1.2)%	$474	2.7%	$(772)	(2.1)%	$587	1.7%

Number of restaurants:
Open at beginning of period	55		51		53		51
Open at end of period	56		51		56		51

The following table presents the components of average restaurant operating income on a per restaurant basis on the average number of restaurants open during the period (the Company’s four Fresh Choice Express restaurants and discontinued operations are excluded):

	Twelve Weeks Ended				Twenty-Four Weeks Ended
(Dollars in thousands)	June 15, 2003		June 16, 2002		June 15, 2003		June 16, 2002

NET SALES	$356	100.0%	$373	100.0%	$700	100.0%	$731	100.0%

COSTS AND EXPENSES:
Cost of sales	82	23.1%	82	22.0%	160	22.8%	161	22.0%
Restaurant operating expenses:
Labor	121	34.0%	119	31.9%	239	34.2%	238	32.5%
Occupancy and other	113	31.8%	113	30.2%	224	31.9%	221	30.2%
Depreciation and amortization	15	4.2%	15	4.1%	30	4.3%	31	4.2%

Total costs and expenses	332	93.1%	329	88.2%	653	93.2%	651	89.0%

RESTAURANT OPERATING INCOME	$25	6.9%	$44	11.8%	$48	6.8%	$80	11.0%

Fresh Choice & Zoopa restaurants open	52.0		46.0		51.2		46.3

Restaurant operating income excludes restaurant opening costs and general and administrative expenses.

Results of Operations:  Twelve Weeks Ended June 15, 2003
Compared to Twelve Weeks Ended June 16, 2002

Net Sales.  Net sales for the quarter ended June 15, 2003 were $18,879,000, an increase of $1,392,000, or 8.0%, from sales from continuing operations of $17,487,000 for the quarter ended June 16, 2002. The primary components of the net increase in sales were:

(In thousands)

Incremental sales from nine new Fresh Choice restaurants	$1,904

Decrease in comparable Fresh Choice restaurant sales	(265)

Decrease in sales from closed restaurants	(253)

Change in sales in Fresh Choice Express restaurants	6
$1,392

The Company had an average of 52.0 Fresh Choice restaurants included in sales in the second quarter of 2003 compared to 46.0 Fresh Choice restaurants in the second quarter of 2002.  Sales at the Company’s 43 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 1.6% in the second quarter of 2003 versus the second quarter of 2002.  Comparable store guest counts decreased 1.9%, while the comparable store average check increased 0.3% to $7.68, reflecting price increases and lower coupon discounts.

Net sales per Fresh Choice restaurant averaged $356,000 in the second quarter of 2003, a decrease of 4.4% over net sales per restaurant of $373,000 in the second quarter of 2002 due primarily to the comparable store sales decreases as noted above and lower than expected sales per restaurant from the nine new restaurants not included in comparable store sales.  Sales at these restaurants were 23.0% below the comparable store average sales.

Costs and Expenses.  Cost of sales (food and beverage costs) was 23.2% of sales in the second quarter of 2003 compared to 22.2% in the second quarter of 2002.  Food and beverage costs increased as a percentage of sales primarily from inflationary cost increases and the impact of a new menu rotation into the restaurants intended to increase the value offering to the guest.

Restaurant Operating Expenses.   Restaurant operating expenses (labor, occupancy and other) were 65.9% of sales in the second quarter of 2003 compared to 62.3% of sales in the second quarter of 2002, an increase of 3.6% of sales.

Labor costs as a percentage of sales were 34.0% for the second quarter of 2003 compared to 31.9% in the second quarter of 2002.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, higher workers’ compensation costs and labor inefficiencies at our new locations.  It typically takes six to ten weeks for a new store to bring its labor in line with our scheduling matrix as the store’s new crewmembers become more productive and guest traffic patterns are developed.

Occupancy and other expenses as a percentage of sales were 31.9% for the first quarter of 2003 compared to 30.4% of sales in the second quarter of 2002, an increase of 1.5% of sales.  The increase is due primarily to lower average restaurant sales, higher gas and electricity expenses and higher management training costs.

Depreciation and Amortization.  Depreciation and amortization expenses in the second quarter of 2003 were 4.4% of sales, an increase of 0.1% of sales.

General and Administrative Expenses.  General and administrative expenses were 6.9% of sales in the second quarter of 2003 compared to 7.7% of sales in the second quarter of 2002.  The decrease is primarily the result of reduced spending compared to last year and higher sales.  During the second quarter the Company eliminated eleven mid-level management and clerical positions or approximately 30% of its corporate office staff.  The second quarter includes an approximately $50,000 charge for severance costs.

Interest Expense, net.  Interest expense, net was  $105,000 in the second quarter of 2003 compared to $49,000 in the second quarter of 2002. This increase is due to additional equipment lease financing for the new stores and  lower interest earned on the Company’s average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded no tax benefit from its operating loss in the second quarter of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.  In addition, should the Company project taxable income in 2003, it will not be able to utilize its California net operating loss carryforwards.  In September 2002, California enacted a law suspending the use of such loss carryforwards to offset taxable income in the determination of state income taxes for the 2003 tax year.  The Company recorded an income tax provision for the second quarter of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.

Results of Operations:  Twenty-Four Weeks Ended June 15, 2003

Compared to Twenty-Four Weeks Ended June 16, 2002

Net Sales.  Net sales for the twenty-four weeks ended June 15, 2003 were $36,563,000, an increase of $2,047,000, or 5.9%, from sales from continuing operations of $34,516,000 for the twenty-four weeks ended June 16, 2002. The primary components of the net increase in sales were:

(In thousands)

Incremental sales from nine new Fresh Choice restaurants	$3,433

Decrease in sales from closed restaurants	(768)

Decrease in comparable Fresh Choice restaurant sales	(674)

Change in sales in Fresh Choice Express restaurants	56
$2,047

The Company had an average of 51.2 Fresh Choice restaurants included in sales in the first two quarters of 2003 compared to 46.3 Fresh Choice restaurants in the first two quarters of 2002.  Sales at the Company’s 43 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 2.1% in the first two quarters of 2003 versus the first two quarters of 2002.  Comparable store guest counts decreased 3.9%, while the comparable store average check increased 1.8% to $7.71, reflecting price increases and lower coupon discounts.

Net sales per Fresh Choice restaurant averaged $700,000 in the first two quarters of 2003, a decrease of 4.3% over net sales per restaurant of $731,000 in the first two quarters of 2002 due primarily to the comparable store sales decreases as noted above and lower than expected sales per restaurant from the nine new restaurants not included in comparable store sales.  Sales at these restaurants were 19.7% below the comparable store average sales.

Costs and Expenses.  Cost of sales (food and beverage costs) was 23.0% of sales in the first two quarters of 2003 compared to 22.2% in the first two quarters of 2002.  Food and beverage costs increased as a percentage of sales primarily from inflationary cost increases and the introduction of a new menu rotation intended to increase the value offering to the guest.

Restaurant Operating Expenses.   Restaurant operating expenses (labor, occupancy and other) were 66.3% of sales in the first two quarters of 2003 compared to 63.0% of sales in the first two quarters of 2002, an increase of 3.3% of sales.

Labor costs as a percentage of sales were 34.2% for the first two quarters of 2003 compared to 32.6% in the first two quarters of 2002.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, higher workers’ compensation costs and labor inefficiencies at our new locations.  It typically takes six to ten weeks for a new store to bring its labor in line with our scheduling matrix as the store’s new crewmembers become more productive and guest traffic patterns are developed.

Occupancy and other expenses as a percentage of sales were 32.1% for the first two quarters of 2003 compared to 30.4% of sales in the first two quarters of 2002, an increase of 1.7% of sales.  The increase is due primarily to lower average restaurant sales, higher gas and electricity expenses and higher management training costs.

Depreciation and Amortization.  Depreciation and amortization expenses in the first two quarters of 2003 were 4.4% of sales, which is flat with the first two quarters in 2002.

General and Administrative Expenses.  General and administrative expenses were 7.3% of sales in the first two quarters of 2003 compared to 7.9% of sales in the first two quarters of 2002.  The decrease is primarily the result of reduced spending compared to last year and higher sales.  During the second quarter the Company eliminated eleven mid-level management and clerical positions or approximately 30% of its corporate office staff.  The second quarter includes an approximately $50,000 charge for severance costs.

Interest Expense, net.  Interest expense, net was  $182,000 in the first two quarters of 2003 compared to $93,000 in the first two quarters of 2002. This increase is due to additional equipment lease financing for the new stores and lower interest earned on the Company’s average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded no tax benefit from its operating loss in the first twenty-four weeks of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store closure reserves, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.  In addition, should the Company project taxable income in 2003, it will not be able to utilize its California net operating loss carryforwards.  In September 2002, California enacted a law suspending the use of such loss carryforwards to offset taxable income in the determination of state income taxes for the 2003 tax year.  The Company recorded an income tax provision for the first twenty-four weeks of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at June 15, 2003, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 4  - Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	Not Applicable.

Item 2 - Changes in Securities	Not Applicable.

Item 3 - Defaults upon Senior Securities	Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 6, 2003.  The stockholders voted on proposals on:

(1) The election of two (2) Class II directors, Carl R. Hays and Charles A. Lynch, to hold office for a three-year term and until their successors are elected and qualified.  The proposal was approved by the following vote:

Nominee	For	Withheld

Carl R. Hays	5,288,099	552,388

Charles A. Lynch	5,137,629	702,858

(2) The appointment of Grant Thornton LLP as the Company’s independent accountants for the fiscal year ending December 28, 2003.  The proposal was approved by the following vote:

For	Against	Abstain

5,342,429	446,598	51,460

Item 5 - Other Information	Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)                        Exhibits.  The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b)                       Reports on Form 8-K.  The registrant filed the following report on Form 8-K during the quarter ended June 15, 2003.

•                  on April 17, 2003 reporting the issuance of a press release announcing the results for the first quarter ended March 23, 2003.

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
(Principal Executive Officer)

/S/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: July 17, 2003

INDEX TO FORM 10-Q EXHIBITS

Exhibit No.			Description

3.1	(1)		Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)		Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)		Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)		Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)		Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)		Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)		Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)		Form of Indemnity Agreement for directors and officers

10.2	(2)	(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)	(3)	1992 Employee Stock Purchase Plan

10.8	(8)		Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)		Warrant to Purchase up to 75,000 Shares of the Company’s Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)		Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company’s Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)	(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)	(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)	(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)	(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)		Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)	(3)	Form of Severance Agreement with Senior Vice Presidents

10.41	(16)	(3)	2001 Home Office Incentive Plan

10.42	(16)	(3)	Senior Vice President of Operations 2001 Incentive Plan

10.43	(17)	(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17)	(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17)	(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17)	(3)	2001 Employee Stock Purchase Plan

EXHIBIT NO.			DESCRIPTION

10.47	(17)	(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)		Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)		Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)		Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51	(17)		Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)		Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.53	(18)	(3)	2002 Home Office Incentive Plan

10.54	(18)	(3)	Senior Vice President of Operations 2002 Incentive Plan

10.55	(18)	(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

10.56	(18)	(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57	(19)		Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.58	(20)		Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.59	(21)		Letter dated December 10, 2002 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 with Mid-Peninsula Bank

10.60	(21)	(3)	2003 Home Office Incentive Plan

10.61	(22)		Letter dated April 7, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 and December 10, 2002 with Mid-Peninsula Bank

99.1			Certification by the Chief Executive Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

99.2			Certification by the Chief Financial Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

99.3			Certification by the Chief Executive Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

99.4			Certification by the Chief Financial Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

(1)

Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3)	Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(6)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on form 10-Q for the quarter ended March 24, 1996.

(10)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.

(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 1996.

(13)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.

(14)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 27, 1998.

(15)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 26, 1999.

(16)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(18)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(19)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(20)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2002.

(21)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

(22)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2003.