Form 10-Q
period 2003-09-07
FRESH CHOICE INC
filed 2003-10-10
CIK 893741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 7, 2003

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

☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.001 par value, outstanding as of October 6, 2003 was 5,994,043.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 7, 2003	December 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,013	$2,994
Receivables	143	165
Inventories	502	467
Prepaid expenses and other current assets	764	359
Total current assets	3,422	3,985

PROPERTY AND EQUIPMENT, net	30,519	31,475

DEPOSITS AND OTHER ASSETS	796	869

TOTAL ASSETS	$34,737	$36,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,922	$2,825
Other accrued expenses	2,481	2,331
Accrued salaries and wages	1,591	1,582
Sales tax payable	759	614
Current portion of long-term obligations	919	737
Total current liabilities	7,672	8,089

CAPITAL LEASE OBLIGATIONS	2,310	2,132

LONG-TERM DEBT	1,939	2,047

OTHER LONG-TERM LIABILITIES	2,159	2,429

Total liabilities	14,080	14,697

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2003 and 2002 - 1,187,906; liquidation preference; 2003-$8,621; 2002-$8,161	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2003 - 5,992,356; 2002 - 5,964,068	42,678	42,630
Accumulated deficit	(27,196)	(26,173)

Total stockholders’ equity	20,657	21,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,737	$36,329

The December 29, 2002 amounts are derived from the Company’s audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 7, 2003	September 8, 2002	September 7, 2003	September 8, 2002

NET SALES	$19,496	$18,507	$56,059	$53,023

COSTS AND EXPENSES:
Cost of sales	4,327	4,126	12,727	11,797
Restaurant operating expenses:
Labor	6,370	5,807	18,878	17,069
Occupancy and other	6,202	5,511	17,923	15,999
General and administrative expenses	1,195	1,339	3,865	4,050
Depreciation and amortization	820	748	2,438	2,266
Asset impairment expense	730	—	730	—
Restaurant opening costs	—	162	236	249

Total costs and expenses	19,644	17,693	56,797	51,430

OPERATING INCOME (LOSS)	(148)	814	(738)	1,593

Interest income	1	16	3	41
Interest expense	(104)	(61)	(288)	(179)

Interest expense, net	(103)	(45)	(285)	(138)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(251)	769	(1,023)	1,455

Provision for income taxes	—	81	—	89

INCOME (LOSS) FROM CONTINUING OPERATIONS	(251)	688	(1,023)	1,366

LOSS FROM DISCONTINUED OPERATIONS	—	(42)	—	(133)

NET INCOME (LOSS)	$(251)	$646	$(1,023)	$1,233

Basic net income (loss) per common share:
Basic income (loss) from continuing operations	$(0.04)	$0.12	$(0.17)	$0.23
Basic loss from discontinued operations	—	(0.01)	—	(0.02)

Basic net income (loss) per common share:	$(0.04)	$0.11	$(0.17)	$0.21

Shares used in computing basic per share amounts	5,991	5,939	5,974	5,922

Diluted net income (loss) per common share:
Diluted income (loss) from continuing operations	$(0.04)	$0.10	$(0.17)	$0.19
Diluted loss from discontinued operations	—	(0.01)	—	(0.02)

Diluted net income (loss) per common share:	$(0.04)	$0.09	$(0.17)	$0.17

Shares used in computing diluted per share amounts	5,991	7,173	5,974	7,174

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Six Weeks Ended
	September 7, 2003	September 8, 2002

OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Income (loss) from continuing operations	$(1,023)	$1,366
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities from continuing operations:
Depreciation and amortization	2,587	2,405
Asset impairment expense	730	—
Issuance of common stock for consulting services	1	4
Loss on disposal of property and equipment	55	90
Deferred rent	(289)	(289)
Change in operating assets and liabilities:
Receivables	21	(372)
Inventories	(53)	(82)
Prepaid expenses and other current assets	(405)	576
Accounts payable	(903)	455
Accrued salaries and wages	28	269
Other accrued expenses	293	387

Net cash provided by operating activities of continuing operations	1,042	4,809

INVESTING ACTIVITIES:
Capital expenditures	(2,348)	(4,733)
Proceeds from sale of property and equipment	4	24
Deposits and other assets	20	(42)
Net cash used in investing activities	(2,324)	(4,751)

FINANCING ACTIVITIES:
Common stock sales	47	57
Long-term debt - repayments	(102)	(87)
Capital lease obligations - borrowings	904	490
Capital lease obligations - repayments	(548)	(470)
Net cash provided (used) by financing activities	301	(10)

CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(981)	48

CASH USED BY DISCONTINUED OPERATIONS	—	(103)
DECREASE IN CASH AND CASH EQUIVALENTS	(981)	(55)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,994	4,368
End of period	$2,013	$4,313

Noncash Investing and Financing Actvities - Equipment acquired under capital leases	$—	$565

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$306	$183

Cash paid during the period for income taxes	$53	$15

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve and Thirty-Six Weeks Ended September 7, 2003 and September 8, 2002

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(In thousands, except per share data)	September 7, 2003	September 8, 2002	September 7, 2003	September 8, 2002

Basic Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(251)	$688	$(1,023)	$1,366
Loss from discontinued operations	—	(42)	—	(133)
Net Income (Loss)	$(251)	$646	$(1,023)	$1,233
Average common shares outstanding	5,991	5,939	5,974	5,922
Basic income (loss) per share from continuing operations	$(0.04)	$0.12	$(0.17)	$0.23
Basic loss per share from discontinued operations	—	(0.01)	—	(0.02)
Basic net income (loss) per common share	$(0.04)	$0.11	$(0.17)	$0.21

Diluted Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(251)	$688	$(1,023)	$1,366
Loss from discontinued operations	—	(42)	—	(133)
Net Income (Loss)	$(251)	$646	$(1,023)	$1,233
Average common shares outstanding	5,991	5,939	5,974	5,922
Dilutive shares:
Stock options		46	—	64
Convertible preferred stock		1,188	—	1,188
Total shares and dilutive shares	5,991	7,173	5,974	7,174
Diluted income (loss) per share from continuing operations	$(0.04)	$0.10	$(0.17)	$0.19
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.02)
Diluted net income (loss) per common share	$(0.04)	$0.09	$(0.17)	$0.17

The following table presents the total dilutive securities which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(In thousands)	September 7, 2003	September 8, 2002	September 7, 2003	September 8, 2002

Potential Dilutive Securities

Stock options excluded	1,157	1,024	1,157	957
Stock warrants	100	100	100	100
Convertible preferred stock	1,188	—	1,188	—

3.             OTHER ACCRUED EXPENSES

The components of other accrued expenses are as follows:

(In thousands)	September 7, 2003	December 29, 2002

Unredeemed gift certificates	$446	$572
Accrued workers' compensation	686	516
Accrued utilities	510	300
Accrued advertising	221	230
Accrued property taxes	208	196
Deferred vendor allowances	57	15
Other	353	502
	$2,481	$2,331

4.             BORROWING ARRANGEMENTS

On August 13, 2003, the Company amended its $2,200,000 loan (the “Loan”), with a commercial bank to exclude restaurant opening costs in calculating the minimum debt service coverage ratio.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.0% at September 7, 2003) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On September 7, 2003 the Company had $1,958,000 of debt outstanding under the Loan described above.  At September 7, 2003 $1,828,000 was included in long-term debt and $130,000 was included in the current portion of long-term obligations.  The amended Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

On August 13, 2003 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, to exclude restaurant opening costs in calculating the minimum debt service coverage ratio.  Borrowings bear interest at the prime rate (4.0% at September 7, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On September 7, 2003 the Company had no borrowings under the Agreement.

The amended Agreement requires the Company to maintain (i) a minimum tangible net worth, (ii) a minimum debt service coverage ratio and (iii) a maximum debt to tangible net worth ratio.  The Agreement also limits the Company’s fixed asset acquisitions and requires approval before paying dividends or repurchasing outstanding shares of stock.  In addition the Agreement requires the outstanding principal balance of the loan to be zero for at least one period of thirty consecutive days during the term of the loan.  Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at September 7, 2003.

On September 7, 2003 the Company had a commitment from the bank separate from the Agreement, which makes $1,372,000 available to the Company in support of outstanding letters of credit required under its workers’ compensation program.  The commitment, which is scheduled to expire February 28, 2004, will automatically extend for a one-year period.

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

In fiscal 1998, the Company failed to achieve a specified earnings target which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March, 2003 such holder notified the Company that it had no intention, at that time, of exercising such right; however, it has not waived any of its rights under the agreement.  As of October 6, 2003 management is not aware of any change in the shareholder’s intention.

6.             ASSET IMPAIRMENT EXPENSE

The Company recorded a non-cash impairment charge of $730,000 for the write-down of assets to fair value for one of the Company’s new restaurants. This restaurant has operated at a negative cash flow since opening and has projected future negative cash flows.  The impairment charge for this restaurant was required because the carrying amount of the impaired assets was not recoverable from its undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.  The Company does not intend to close this restaurant in 2003.

7.             RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  In accordance with SFAS No. 146, the Company incurred a charge of approximately $50,000 in the second quarter of 2003 resulting from severance costs associated with the elimination of eleven positions in its corporate office that occurred during the second quarter of 2003.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(In thousands, except per share data)	Septermber 7, 2003	Septermber 8, 2002	Septermber 7, 2003	Septermber 8, 2002

Net income (loss)	$(251)	$646	$(1,023)	$1,233
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(103)	(167)	(263)
Pro forma net income (loss)	$(298)	$543	$(1,190)	$970

Net income (loss) per common share:
Basic-as reported	$(0.04)	$0.11	$(0.17)	$0.21
Basic-pro forma	$(0.05)	$0.09	$(0.20)	$0.16
Diluted-as reported	$(0.04)	$0.09	$(0.17)	$0.17
Diluted-pro forma	$(0.05)	$0.08	$(0.20)	$0.14

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twelve and thirty-six weeks ended September 7, 2003.  The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 29, 2002 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

On August 13, 2003, the Company amended its $2,200,000 loan (the “Loan”) with a commercial bank to exclude restaurant opening costs in calculating the minimum debt service coverage ratio.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.0% at September 7, 2003) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

On September 7, 2003 the Company had $1,958,000 of debt outstanding under the Loan described above.  At September 7, 2003 $1,828,000 was included in long-term debt and $130,000 was included in the current portion of long-term obligations.  The amended Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

On August 13, 2003 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, to exclude restaurant opening costs in calculating the minimum debt service coverage ratio.  Borrowings bear interest at the prime rate (4.0% at September 7, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On September 7, 2003 the Company had no borrowings under the Agreement.

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

Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at September 7, 2003.  Based on the Company’s most current financial projections the Company is likely to be out of compliance with one or more of these covenants by the end of the Company’s fourth quarter 2003.  The Company believes it can obtain a waiver or renegotiate these covenants with its bank.  However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants.

On September 7, 2003 the Company had a commitment from the bank separate from the Agreement, which makes $1,372,000 available to the Company in support of outstanding letters of credit required under its workers’ compensation program.  The commitment, which is scheduled to expire February 28, 2004, will automatically extend for a one-year period.

During the first thirty-six weeks of 2003 the Company entered into capital equipment leases for $904,000.  This and other capital lease obligations at September 7, 2003 totaled $3,098,000 of which $788,000 was included in the current portion of long-term obligations.  Long-Term Debt also included a $ 112,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

Net cash provided by operating activities of continuing operations for the first thirty-six weeks of 2003 was $1,042,000 and consisted of:

(In thousands)

Loss from continuing operations	$(1,023)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities of continuing operations:
Depreciation and amortization	2,587
Asset impairment expense	730
Change in operating assets and liabilities	(1,019)
Other	(233)
Net cash provided by operating activities of continuing operations	$1,042

Net cash provided by operating activities for the first thirty-six weeks of 2003 included a change in operating assets and liabilities of $1,019,000.  The change in operating assets and liabilities was primarily due to a reduction in accounts payable as the result of payments for construction invoices that were included in accounts payable at December 29, 2002.

During the same period the Company invested $2,348,000 in property and equipment, which includes equipment under capital leases.

The Company’s contractual obligations as of September 7, 2003 are as follows:

(In thousands)

	Total	Remainder of 2003	2004 through 2006	2007 through 2008	2009 and thereafter
Secured Note	$1,958	$32	$419	$1,507	$—
Capital Lease Obligations	3,098	207	2,375	516	—
Other Note Payable	112	1	4	3	104
Operating Leases	118,098	2,247	25,654	16,585	73,612
Total Contractual Cash Obligations	$123,266	$2,487	$28,452	$18,611	$73,716

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

In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5.5 million which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of

Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In March 2003 such holder notified the Company that it had no intention, at that time, of exercising such right; however, the holder has not waived any of its rights under the agreement.  As of October 6, 2003 management is not aware of any change in the shareholder’s intention.

The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  As of October 6, 2003, three new Fresh Choice restaurants have opened in fiscal 2003 and one additional Fresh Choice restaurant is under construction, with a projected opening late in the fourth quarter.  The total leasehold improvements and equipment costs for this additional location is estimated to be approximately $1.0 million, of which approximately $0.3 million has been expended through September 7, 2003.

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

The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including, maintaining a sufficient cash flow from operations and its ability to obtain additional funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its borrowing arrangements.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases as well as the Company’s new restaurants’ sales performance.  In the first thirty-six weeks of 2003 comparable store sales declined 1.5% and average sales for the nine new restaurants, opened over the last eighteen months, has been 24.2% below the comparable-store average sales.  The Company expects comparable store sales to improve and the sales performance of its new restaurants to improve, but there can be no assurance that comparable store sales will improve or new restaurant sales will improve.  In addition, should the Company seek new financing there can be no assurance that the Company would be able to obtain additional financing on acceptable terms or at all.  To the extent operating cash flow continues to decline, the Company may need to further reduce its capital spending plans.

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

The Company’s comparable store sales declined for both fiscal years 2001 and 2002 and for the first three quarters of 2003.  There can be no assurance that the comparable store sales declines experienced in 2001, 2002 and the first three quarters of 2003 will not continue or not decline further.  If comparable store sales fail to improve, additional impairment charges may be required.

Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001, five opening in 2002 and, as of October 6, 2003, three restaurants opening in 2003.  Through the first thirty-six weeks of 2003 the nine new restaurants have not met the Company’s financial expectations with average sales 24.2% below the comparable-store average sales.  There can be no assurance that the nine newly opened restaurants or future restaurants will be profitable.  In the third quarter the Company recorded a $730,000 impairment expense for one of these restaurants.  If performance does not improve, or deteriorates further in certain other new restaurants, the Company may be required to record additional impairment expenses.

The Company has one additional Fresh Choice restaurant under construction, which is expected to open late in the fourth quarter.  The Company currently has no development plans beyond 2003.  The Company’s ability to successfully resume an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market

The Company’s future expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the Fresh Choice concept will be successful in new geographic regions.  In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.  These potential difficulties may make it difficult for the Company to achieve any new store growth objectives.

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

Geographic Concentration.  As of October 6, 2003, 42 of the Company’s 56 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

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

Ability to Obtain Additional Financing.  The Company resumed its restaurant expansion in 2001.  The Company currently has no expansion plans beyond 2003.  The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including its ability to obtain funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its borrowing arrangements. Should the Company seek new financing there can be no assurance that the Company would be able to obtain additional financing on acceptable terms or at all.

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

Income taxes.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company has provided valuation allowances against its deferred net tax assets based on management’s most recent assessment that it is not deemed more likely than not that the deferred tax assets will be realized.  If future assessments by management were to determine that the Company would be able to realize its deferred tax assets in excess of their net recorded amounts, an adjustment to the deferred tax assets could result in an increase in net income in the period such determination was made.

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

Results of Operations

The following table sets forth items in the Company’s statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended				Thirty-Six Weeks Ended
(Dollars in thousands)	September 7, 2003		September 8, 2002		September 7, 2003		September 8, 2002

NET SALES	$19,496	100.0%	$18,507	100.0%	$56,059	100.0%	$53,023	100.0%

COSTS AND EXPENSES:
Cost of sales	4,327	22.2%	4,126	22.3%	12,727	22.7%	11,797	22.2%
Restaurant operating expenses:
Labor	6,370	32.7%	5,807	31.4%	18,878	33.7%	17,069	32.2%
Occupancy and other	6,202	31.8%	5,511	29.8%	17,923	32.0%	15,999	30.2%
General and administrative expenses	1,195	6.1%	1,339	7.2%	3,865	6.9%	4,050	7.6%
Depreciation and amortization	820	4.2%	748	4.0%	2,438	4.3%	2,266	4.3%
Asset impairment expense	730	3.8%	—	—%	730	1.3%	—	—%
Restaurant opening costs	—	—%	162	0.9%	236	0.4%	249	0.5%
Total costs and expenses	19,644	100.8%	17,693	95.6%	56,797	101.3%	51,430	97.0%

OPERATING INCOME (LOSS)	(148)	(0.8)%	814	4.4%	(738)	(1.3)%	1,593	3.0%

Interest income	1	—%	16	0.1%	3	—%	41	—%
Interest expense	(104)	(0.5)%	(61)	(0.4)%	(288)	(0.5)%	(179)	(0.3)%

Interest expense, net	(103)	(0.5)%	(45)	(0.3)%	(285)	(0.5)%	(138)	(0.3)%

INCOME (LOSS) BEFORE INCOME TAXES	(251)	(1.3)%	769	4.1%	(1,023)	(1.8)%	1,455	2.7%
Provision for income taxes	—	—%	81	0.4%	—	—%	89	0.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(251)	(1.3)%	688	3.7%	(1,023)	(1.8)%	1,366	2.6%

LOSS FROM DISCONTINUED OPERATIONS	—	—%	(42)	(0.2)%	—	—%	(133)	(0.3)%

NET INCOME (LOSS)	$(251)	(1.3)%	$646	3.5%	$(1,023)	(1.8)%	$1,233	2.3%

Number of restaurants:
Open at beginning of period	56		51		53		51
Open at end of period	56		53		56		53

The following table presents the components of average restaurant operating income on a per restaurant basis, based on the average number of restaurants open during the period (the Company’s three Fresh Choice Express restaurants, one licensed Starbucks retail store and discontinued operations are excluded):

	Twelve Weeks Ended				Thirty-Six Weeks Ended
(Dollars in thousands)	September 7, 2003		September 8, 2002		September 7, 2003		September 8, 2002

NET SALES	$368	100.0%	$388	100.0%	$1,067	100.0%	$1,121	100.0%

COSTS AND EXPENSES:
Cost of sales	81	21.9%	86	22.1%	240	22.5%	247	22.0%
Restaurant operating expenses:
Labor	120	32.7%	122	31.3%	359	33.7%	360	32.1%
Occupancy and other	117	31.7%	115	29.7%	340	31.9%	337	30.1%
Depreciation and amortization	15	4.1%	15	3.8%	45	4.1%	46	4.1%

Total costs and expenses	332	90.4%	337	86.9%	984	92.2%	989	88.3%

RESTAURANT OPERATING INCOME	$35	9.6%	$51	13.1%	$83	7.8%	$131	11.7%

Fresh Choice & Zoopa restaurants open	52.0		46.7		51.5		46.4

Restaurant operating income excludes restaurant opening costs and general and administrative expenses.

Results of Operations:  Twelve Weeks Ended September 7, 2003

Compared to Twelve Weeks Ended September 8, 2002

Net Sales.  Net sales for the quarter ended September 7, 2003 were $19,496,000, an increase of $989,000, or 5.3%, from sales of $18,507,000 for the quarter ended September 8, 2002. The primary components of the net increase in sales were:

(In thousands)

Incremental sales from eight new Fresh Choice restaurants	$1,287

Decrease in comparable Fresh Choice restaurant sales	(48)

Decrease in sales from closed restaurants	(257)

Change in sales in Fresh Choice Express restaurants and the licensed Starbucks retail store	7

$989

The Company had an average of 52.0 Fresh Choice restaurants included in sales in the third quarter of 2003 compared to 46.7 Fresh Choice restaurants in the third quarter of 2002.  Sales at the Company’s 44 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 0.3% in the third quarter of 2003 versus the third quarter of 2002.  Comparable store guest counts decreased 3.2%, while the comparable store average check increased 3.0% to $7.81, reflecting price increases and lower coupon discounts.

Net sales per Fresh Choice restaurant averaged $368,000 in the third quarter of 2003, a decrease of 5.2% over net sales per restaurant of $388,000 in the third quarter of 2002 due primarily to the lower than expected sales per restaurant from the eight new restaurants not included in comparable store sales.  Sales at these restaurants were 34.6% below the comparable store average sales.

Costs and Expenses.  Cost of sales (food and beverage costs) was 22.2% of sales in the third quarter of 2003 compared to 22.3% in the third quarter of 2002.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 64.5% of sales in the third quarter of 2003 compared to 61.2% of sales in the third quarter of 2002, an increase of 3.3% of sales.

Labor costs as a percentage of sales were 32.7% for the third quarter of 2003 compared to 31.4% in the third quarter of 2002.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, and higher workers’ compensation costs.

Occupancy and other expenses as a percentage of sales were 31.8% for the third quarter of 2003 compared to 29.8% of sales in the third quarter of 2002, an increase of 2.0% of sales.  The increase is due primarily to lower average restaurant sales, higher gas and electricity expenses and higher management training costs.

Depreciation and Amortization.  Depreciation and amortization expenses in the third quarter of 2003 were 4.2% of sales, an increase of 0.2% of sales.

General and Administrative Expenses.  General and administrative expenses were 6.1% of sales in the third quarter of 2003 compared to 7.2% of sales in the third quarter of 2002.  The decrease is primarily the result of reduced spending compared to last year and higher sales.  During the second quarter the Company eliminated eleven mid-level management and clerical positions or approximately 30% of its corporate office staff.

Asset Impairment Expense.  The Company recorded a non-cash impairment charge of $730,000 for the write-down of assets to fair value for one of the Company’s new restaurants. This restaurant has operated at a negative cash flow since opening and has projected future negative cash flows.  The impairment charge for this restaurant was required because the carrying amount of the impaired assets was not recoverable from its undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.  The Company does not intend to close this restaurant in 2003.

The Company reviews the cash flow of each restaurant throughout any given reporting period, and performs an impairment review of its investment in property and equipment at any given restaurant during a reporting period if events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  At least annually, the Company conducts an impairment review of its investment in property and equipment for all its restaurants.

Restaurant Opening Costs.  The Company had no restaurant opening costs in the third quarter of 2003 versus $162,000 in the third quarter of 2002.  The decrease is due to the Company opening no new locations in the third quarter of 2003 versus two in the third quarter of 2002.

Interest Expense, net.  Interest expense, net was  $103,000 in the third quarter of 2003 compared to $45,000 in the third quarter of 2002. This increase is due to additional equipment lease financing for the new stores and lower interest earned on the Company’s average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded no tax benefit from its operating loss in the third quarter of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.  The Company recorded an income tax provision for the third quarter of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.

Results of Operations:  Thirty-Six Weeks Ended September 7, 2003

Compared to Thirty-Six Weeks Ended September 8, 2002

Net Sales.  Net sales for the thirty-six weeks ended September 7, 2003 were $56,059,000, an increase of $3,036,000, or 5.7%, from sales of $53,023,000 for the thirty-six weeks ended September 8, 2002. The primary components of the net increase in sales were:

(In thousands)

Incremental sales from nine new Fresh Choice restaurants	$4,732

Decrease in sales from closed restaurants	(1,025)

Decrease in comparable Fresh Choice restaurant sales	(734)

Change in sales in Fresh Choice Express restaurants and the licensed Starbucks retail store	63

$3,036

The Company had an average of 51.5 Fresh Choice restaurants included in sales in the first three quarters of 2003 compared to 46.4 Fresh Choice restaurants in the first three quarters of 2002.  Sales at the Company’s 43 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 1.5% in the first three quarters of 2003 versus the first three quarters of 2002.  Comparable store guest counts decreased 3.7%, while the comparable store average check increased 2.4% to $7.75, reflecting price increases and lower coupon discounts.

Net sales per Fresh Choice restaurant averaged $1,067,000 in the first three quarters of 2003, a decrease of 4.8% over net sales per restaurant of $1,121,000 in the first three quarters of 2002 due primarily to the comparable store sales decreases as noted above and lower than expected sales per restaurant from the nine new restaurants not included in comparable store sales.  Sales at these restaurants were 24.2% below the comparable store average sales.

Costs and Expenses.  Cost of sales (food and beverage costs) was 22.7% of sales in the first three quarters of 2003 compared to 22.2% in the first three quarters of 2002.  Food and beverage costs increased as a percentage of sales primarily from inflationary cost increases and the introduction of a new menu rotation intended to increase the value offering to the guest.

Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 65.7% of sales in the first three quarters of 2003 compared to 62.4% of sales in the first three quarters of 2002, an increase of 3.3% of sales.

Labor costs as a percentage of sales were 33.7% for the first three quarters of 2003 compared to 32.2% in the first three quarters of 2002.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, higher workers’ compensation costs and labor inefficiencies at our new locations.  It typically takes six to ten weeks for a new store to bring its labor in line with our scheduling matrix as the store’s new crewmembers become more productive and guest traffic patterns are developed.

Occupancy and other expenses as a percentage of sales were 32.0% for the first three quarters of 2003 compared to 30.2% of sales in the first three quarters of 2002, an increase of 1.8% of sales.  The increase is due primarily to lower average restaurant sales, higher gas and electricity expenses and higher management training costs.

Depreciation and Amortization.  Depreciation and amortization expenses in the first three quarters of 2003 were 4.3% of sales, which is flat with the first three quarters in 2002.

General and Administrative Expenses.  General and administrative expenses were 6.9% of sales in the first three quarters of 2003 compared to 7.6% of sales in the first three quarters of 2002.  The decrease is primarily the result of reduced spending compared to last year and higher sales.  During the second quarter the Company eliminated eleven mid-level management and clerical positions or approximately 30% of its corporate office staff.

Asset Impairment Expense.  The Company recorded a non-cash impairment charge of $730,000 for the write-down of assets to fair value for one of the Company’s new restaurants. This restaurant has operated at a negative cash flow since opening and has projected future negative cash flows.  The impairment charge for this restaurant was required because the carrying amount of the impaired assets was not recoverable from its undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.  The Company does not intend to close this restaurant in 2003.

Restaurant Opening Costs.  Restaurant opening costs were $236,000 in the first three quarters of 2003 compared to $249,000 in the first three quarters of 2002.  The Company opened three new Fresh Choice restaurants in both periods.

Interest Expense, net.  Interest expense, net was  $285,000 in the first three quarters of 2003 compared to $138,000 in the first three quarters of 2002. This increase is due to additional equipment lease financing for the new stores and lower interest earned on the Company’s average cash balances.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

Income Taxes.  The Company recorded no tax benefit from its operating loss in the first thirty-six weeks of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.  The Company recorded an income tax provision for the first thirty-six weeks of 2002, despite net operating loss carryforwards available to offset taxable income, due to projected 2002 net income being subject to state alternative minimum tax.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at September 7, 2003, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

(b)         Reports on Form 8-K.  The registrant filed the following report on Form 8-K during the quarter ended September 7, 2003.

•      on July 10, 2003 reporting the issuance of a press release announcing the results for the second quarter ended June 15, 2003.

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
(Principal Executive Officer)

/S/ David E. Pertl
David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: October 10, 2003

INDEX TO FORM 10-Q EXHIBITS

Exhibit No.			Description

3.1	(1)		Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)		Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)		Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)		Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)		Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)		Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)		Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)		Form of Indemnity Agreement for directors and officers

10.2	(2)	(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)	(3)	1992 Employee Stock Purchase Plan

10.8	(8)		Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)		Warrant to Purchase up to 75,000 Shares of the Company’s Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)		Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company’s Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)	(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)	(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)	(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)	(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)		Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)	(3)	Form of Severance Agreement with Senior Vice Presidents

10.41	(16)	(3)	2001 Home Office Incentive Plan

10.42	(16)	(3)	Senior Vice President of Operations 2001 Incentive Plan

10.43	(17)	(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17)	(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17)	(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17)	(3)	2001 Employee Stock Purchase Plan

EXHIBIT NO.			DESCRIPTION

10.47	(17)	(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)		Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)		Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)		Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51	(17)		Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)		Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.53	(18)	(3)	2002 Home Office Incentive Plan

10.54	(18)	(3)	Senior Vice President of Operations 2002 Incentive Plan

10.55	(18)	(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

10.56	(18)	(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57	(19)		Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.58	(20)		Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.59	(21)		Letter dated December 10, 2002 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 with Mid-Peninsula Bank

10.60	(21)	(3)	2003 Home Office Incentive Plan

10.61	(22)		Letter dated April 7, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 and December 10, 2002 with Mid-Peninsula Bank

10.62			Letter dated August 13, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2003, December 10, 2002 and April 7, 2003 with Mid-Peninsula Bank.

10.63			Letter dated August 13, 2003 amending the Commercial Deed of Trust, Financial Security Agreement and Fixture Filing dated Aug 13, 2001 with Mid Peninsula Bank.

31.1			Certification by the Chief Executive Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

31.2			Certification by the Chief Financial Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

32.1			Certification by the Chief Executive Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

32.2			Certification by the Chief Financial Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

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