Form 10-K
period 2003-12-28
FRESH CHOICE INC
filed 2004-03-18
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 0-20792

FRESH CHOICE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0130849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Cochrane Circle, Morgan Hill, CA	95037-2831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (408) 776-0799

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer Yes ☐ No ☒

Approximate aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing sales price of such stock as reported in the Nasdaq National Market on June 13, 2003, the last business day of the registrant’s second fiscal quarter, was $7,120,635.  Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding Common Stock because such persons may be deemed to be affiliates.  This exclusion is not a conclusive determination of such status for other purposes.

Number of shares of Common Stock, $0.001 par value, outstanding as of March 5, 2004 was 6,017,190.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

(1) Proxy Statement for the Annual Meeting of Stockholders scheduled for May 5, 2004	Part III

FRESH CHOICE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

          Certain statements set forth in or incorporated by reference into this Annual Report on Form 10-K, including anticipated store openings, planned capital expenditures, settlement of lease obligations and trends in or expectations regarding the Company’s operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading “Business - Business Risks”.  In particular, among these risks and uncertainties is the ability of the Company to return to positive comparable-store sales and improve newer restaurant sales, operate its restaurants profitably and obtain additional financing, as well as general economic conditions.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	BUSINESS.

          As of March 5, 2004, the Company operated 57 restaurants of which 53 restaurants operate under the “Fresh Choice” and “Zoopa” brand names, 1 operates under the “Fresh Choice Express” brand name, two operate as dual branded Fresh Choice Express and licensed Starbucks retail stores and one operates as a licensed Starbucks retail store.  The Company operates 43 restaurants in California, 4 restaurants in the state of Washington and 10 restaurants in Texas, including the Fresh Choice Express restaurant, the two dual branded Fresh Choice Express and licensed Starbucks retail stores and the one licensed Starbucks retail store.  Fresh Choice and Zoopa restaurants feature an extensive selection of healthy, high-quality, freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen low-fat soft serve and other desserts, offered in a limited-service format.  The Company’s goal is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual restaurants with the convenience and value appeal of traditional buffet restaurants.

          The Fresh Choice and Zoopa restaurants use fresh produce and high-quality ingredients in their menu offerings.  Fresh produce is delivered several days per week to each restaurant, and all menu items are prepared on-site.  To reinforce the Company’s commitment to freshness, many of the Company’s food offerings are prepared in exhibition-style cooking areas throughout the day.  Guests make their selections from salads, soups, baked potatoes, hot pasta, pizza, muffins, breads, bakery goods, fresh fruit, frozen low-fat soft serve and specialty desserts.  Rotisserie chicken and related side dishes are served in several Texas and selected rural California locations.

          The Company believes that its Fresh Choice and Zoopa restaurants provide guests an excellent price/value relationship by offering unlimited servings for a single price. Although prices vary, in most locations the prices as of March 5, 2004 are $7.29 at lunch, $8.99 at dinner, $5.99 for teens thirteen to fifteen: $3.99 for children ages nine to twelve; $2.99 for children ages six to eight and $0.99 for children three to five with children under three free, plus the cost of a beverage.  The Company’s wide variety of high-quality food and attractive prices are designed to appeal to a broad range of guests, including families, business professionals, students and senior citizens.  In addition, the Company believes the concept appeals to health-conscious diners who are focused on the nutritional content of their meals.

          Fresh Choice Express is a concept designed as an extension of the Fresh Choice brand, and existing local Fresh Choice restaurants. Two of the locations are in office buildings providing breakfast and lunch, Monday through Friday.  One of these locations is dual branded with a licensed Starbucks retail store.  These restaurants allow a guest to choose from tossed-to-order salads, made-to-order oven-toasted sandwiches, signature soups and baked potatoes.  The third location is in a mall and is dual branded with a licensed Starbucks retail store.  The mall location is open seven days per week for breakfast, lunch and dinner.  The menu features a selection of tossed-to-order salads, made-to-order oven-toasted sandwiches and signature soups.  The one licensed Starbucks retail store and the two dual branded Fresh Choice Express and licensed Starbucks retail stores were opened under a licensing agreement between Fresh Choice and Starbucks Coffee Company and offer handcrafted espresso beverages, drip coffee and a selection of freshly baked pastries.  Additional licensed Starbucks retail store locations, if any, will be determined jointly between Starbucks Coffee Company and Fresh Choice.

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

          The Company acquired the Zoopa trade name and three Zoopa restaurants in fiscal 1997 and currently operates its four Washington restaurants and one restaurant in San Antonio, Texas under the Zoopa name.  The Company opened four Fresh Choice restaurants in fiscal 2003.  Three of these restaurants were in California and one in Texas. The Company has generally attempted to cluster its restaurants in each market area to benefit from operating, purchasing and advertising efficiencies, enhance brand-name recognition, and discourage competition.

          The Company was incorporated in California on October 20, 1986 under the name Gourmet California, Inc.  In August 1988, the Company was recapitalized as a result of a merger with Moffett Partners, Inc., and the survivor of the merger was re-named Fresh Choice, Inc.  Effective December 4, 1992, the Company was reincorporated in Delaware.  Unless the context otherwise requires, all references to the “Company” or “Fresh Choice” mean Fresh Choice, Inc. and its predecessors.

          The Company maintains a worldwide website at www.freshchoice.com.  Investors can obtain copies of our Securities and Exchange Commission filings from this site free of charge.

Business Strategy

          The Company’s objective is to create a distinctive dining experience that combines the selection, quality and ambiance of full-service, casual dining restaurants with the convenience and value appeal of traditional buffet restaurants.  Each element of the Company’s strategy is designed to exceed guests’ expectations, encourage repeat business, and establish a significant presence in each of its targeted markets. The key elements of the Company’s strategy include the following:

          Fresh, Healthy, High-Quality Food.  The Company is committed to using fresh produce and high-quality ingredients in its menu offerings.  Fresh produce is delivered several days per week to each restaurant, and all menu items are prepared on-site.  To reinforce the Company’s commitment to freshness, many of the Company’s food offerings are prepared in separate exhibition-style cooking areas throughout the day.  The Company maintains stringent quality standards in identifying, purchasing and preparing fresh food and ingredients.

          Extensive Food Selection.  The restaurant’s broad selection of food offerings is designed to appeal to a wide range of guests.  Each restaurant features a selection of specialty salads daily, prepared from recipes developed or acquired by the Company, as well as salad ingredients and a variety of dressings that allow guests to create their own salads.  Each restaurant also offers a selection of delicious freshly-prepared soups, hot pasta, pizza, hot breads, muffins and other bakery goods, baked potatoes, fresh fruits, frozen low-fat soft serve and other desserts.  Rotisserie chicken and related side dishes are served in several Texas and selected rural California locations.

          Quality Assurance/Food Safety Program.  The Company is committed to ensuring the highest levels of product quality, consistency and freshness.  The Company’s restaurant managers test the taste of the food and monitor safe food temperatures throughout the day.  Strict shelf life standards are required on all food items.  Only high quality ingredients from reputable sources are used in the restaurants.  The regional managers inspect the restaurants regularly to assure that all standards are in place and the individual restaurants are complying with product specifications and recipe adherence.

          Fresh Choice provides and requires food safety training to all crewmembers and managers.  All restaurants food safety practices are inspected by the regional manager regularly and typically once per quarter by a trained home office crewmember or qualified outside service provider. Prepared food and food storage temperatures are checked for adherence to standards throughout the day with the results recorded.  Frequent crewmember hand washing is required and monitored.  Fresh Choice restaurants use a safe, flavor and odor free anti-microbial wash on all fruits and vegetables to ensure that clean and safe produce is served to guests.  Digital cameras are strategically placed throughout each restaurant to enhance safety in the restaurants.  These cameras are capable of being accessed off premise to allow the regional managers and other authorized home office crewmembers to observe the restaurants as deemed necessary.

          Excellent Price/Value Relationship.  The Company believes its pricing strategy, for offering unlimited servings, is an excellent price/value alternative to other casual dining restaurants.  Discounts are provided for children and senior citizens receive a discount through the Company’s Masters Club™.

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

          The Company devotes substantial attention and resources to maintaining the cleanliness and consistent high-quality presentation of the salad bar and other exhibition cooking areas in order to enhance the visual appeal of the Company’s offerings.

          Distinctive Design and Casual Atmosphere.  The Company devotes significant resources to the design and decor of its restaurants.  The restaurants have a flexible design which can accommodate a variety of available sites.  The Company’s new restaurant design and decor incorporated into its new restaurants and the current Fresh Choice restaurants remodel plan, uses an interior design that is in the style of an open-air international marketplace, like a farmer’s market.  The food is displayed in colorful arcades with fun and distinctive signage segregating each arcade section.

Expansion Strategy

          The Company currently has no expansion plans for fiscal 2004.  The Company opened four new Fresh Choice restaurants in 2003.  No new Fresh Choice Express restaurants were opened in 2003 and no additional Fresh Choice Express restaurants are planned for 2004.  If and when the Company resumes expansion it intends to expand within the Company’s existing markets, which would allow the Company to generally benefit from advertising, purchasing and operating efficiencies.  In addition, the Company believes clustering allows the Company to capture more of the available guest base and to discourage competition.  To the extent that the Company elects to open new restaurants in markets outside of its existing markets, the Company expects that these restaurants may benefit from certain volume purchasing discounts and operating efficiencies generally applicable to its current restaurants.

           The Company currently operates all of its existing restaurants, and has no current plans to offer franchises. In addition, the Company has no current plans to begin purchasing rather than leasing its restaurant sites on a regular basis.

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

Restaurant Economics

          For the 52 weeks ended December 28, 2003, the 43 comparable Fresh Choice and Zoopa restaurants open throughout the entire period generated average net sales of approximately $1,558,000 and average store level cash flow, after occupancy expenses, of approximately $190,000 or 12.2% of net sales.  The Company does not include any new stores as a comparable store until it has been open for 18 months. Store level cash flow excludes depreciation and amortization expense, general and administrative expense, store closure and asset impairment expense, restaurant opening expense and net interest expense. During fiscal 2003 the Company opened four new Fresh Choice restaurants and currently plans to add no new Fresh Choice restaurants in fiscal 2004.  The average cash cost of these four restaurants was $1.1 million, not including restaurant opening expenses.  The investment of capital to open a new restaurant typically includes the purchase and installation of furniture, fixtures, equipment and leasehold improvements, and in the case of a land lease the cost to construct the building.  The Company currently leases the sites for most of its restaurants, mixed between in-line, mall and stand-alone sites.

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

          The Company has developed proprietary recipes for a broad assortment of specialty salads, soups, pasta sauces, and muffins.  In each product category, the restaurants offer several standard dishes daily, and rotates additional offerings to provide variety for the Company’s many repeat guests.  Each category also contains daily offerings that are particularly low in fat.  Because the restaurants utilize a broad variety of produce and other ingredients in its dishes and is not overly dependent on any individual recipe, it is able to substitute dishes and ingredients in the event that weather conditions or supply factors lead to high prices or shortages of particular produce items or other ingredients.  The Company believes that the flexibility of its menu allows it to accommodate regional tastes and minimize the impact of cost increases.

          Salads.  The restaurants offer signature specialty tossed salads and specialty prepared salads, each of which is made from recipes created by the Company, and salads made by the guest from a broad assortment of salad ingredients.  The salad bar in each restaurant features specialty tossed salads that are prepared exhibition-style and are rotated frequently.

          Each day the salad bar features a selection of specialty prepared salads from among the Company’s more than 90 recipes.  The Company’s salad bar also offers more than 40 salad ingredients and toppings, allowing guests to create their own salad.  The ingredients include various types of lettuce and a broad assortment of vegetables, cheeses, and other toppings.  The Company offers 10 dressings and a selection of gourmet oils and vinegars.

          Soups.  The restaurants offer a variety of soups selected daily from among its more than 50 soup recipes.  All soups are prepared on-site utilizing fresh produce and other high-quality ingredients, and include low-fat and non-fat selections.

          Pasta.  The Company expects to complete the introduction of four daily-featured freshly tossed pastas with sauces prepared from scratch in the first half of fiscal 2004.  These pastas are tossed with fresh ingredients and garnished with fresh herbs. The new offerings will enhance both the quality and selection of the Company’s pasta offerings.

          Pizza.  In 2003 the Company introduced a new Sicilian style freshly prepared pizza.  The dough is prepared and proofed on premise daily by our bakery chefs and topped with a variety of toppings including cheese, vegetables and pepperoni.

          Muffins, Biscuits and Breads.  The restaurants offer a variety of muffins daily, including a low-fat muffin, selected from among its more than 70 muffin recipes.  All muffins and biscuits are baked in the exhibition bakery area and are replenished frequently to ensure warmth and freshness.  The restaurants also offer warm sliced sourdough and harvest breads and in 2003 the Company introduced a new garlic herb focaccia bread.

          Rotisserie Chicken (Texas and selected California locations only).  These restaurants offer a savory herb crusted rotisserie chicken served with a variety of side dishes including mashed red potatoes, stuffing and macaroni and cheese.

          Desserts.  The restaurants offer an assortment of desserts, including fresh fruits, sugar free jello, tapioca, chocolate pudding, frozen low-fat soft serve, tasty cakes, and a triple chocolate decadence brownie.

          Beverages.  For a separate charge the restaurants offer an assortment of fruit juices, fresh lemonades and flavored iced teas.  Fresh Choice also offers sodas and sparkling waters, and in most restaurants, beer and wine.  Refills of juices, lemonade, soft drinks, coffee and tea are provided at no extra cost to our guests.

          Protein Toppings.  As a result of the increasing trend to low carbohydrate and high protein diets, the Company introduced, in 2003, pre-portioned seasoned chicken and tuna for an additional charge.

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

          The Company devotes substantial attention and resources to maintaining the cleanliness and consistent high-quality presentation of the salad bar and other exhibition cooking areas in order to enhance the visual appeal of the Company’s food offerings.  The restaurant’s crewmembers are present behind the salad bar and in the exhibition cooking areas to replenish and replace food offerings, to answer guest questions, and to assist guests in serving themselves.  All crewmembers in each restaurant are required to maintain a high standard of dress and grooming.

          The Company actively solicits guest input through several sources.  In the restaurant, comment cards are prominently displayed in several areas and guests can also submit their comments via the Company’s web site.

Restaurant Design

          The Company’s restaurants utilize a salad bar, with the cash registers placed at the end of the salad bar in most of the restaurants before the guest has access to the other food service areas.  A few of the Company’s restaurants have been designed so that the cash registers are positioned toward the front of the restaurant to provide guests with direct access to the various food service areas.  The Company’s new restaurants incorporate an open, colorful, fun, brighter, more inviting decor package and a more efficient layout.  This look was incorporated into the Company’s remodel program completed in fiscal 2000.

          The Company’s restaurants range from 4,800 to 9,014 square feet, seating from 108 to 304 guests inside.  The Company’s average Fresh Choice restaurant is approximately 6,761 square feet and has inside seats for approximately 218 guests.  In addition, many of the Company’s restaurants provide limited outdoor seating.  The flexible design of the restaurants enables the Company to take advantage of a broad range of available sites.

Remodeling

          Remodeling is an integral part of the Company’s strategic plan.  Restaurants typically require remodeling every five to seven years.  The Company’s latest remodel program incorporated an open, colorful, fun, brighter, more inviting decor package. This remodeling program was completed in fiscal 2000.

Marketing and Promotion

          The Company’s marketing strategy in its existing markets is to increase unaided brand awareness toward building top-of-mind recall of the Fresh Choice or Zoopa brand resulting in increased usage among targeted consumers.

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

Restaurant Operations and Management

          Management and Crewmembers.  The Company has endeavored to establish a strong corporate identity and culture and to maintain quality and consistency in its restaurants through the careful training of personnel and the establishment of rigorous standards relating to food purchasing and preparation and maintenance of the serving areas and facilities.  Responsibility for managing the Company’s restaurant operations is currently shared by eight Regional Managers, who report to either the Area Vice President, or the Area Director who each reports to the Executive Vice President and Chief Operating Officer who reports to the President and Chief Executive Officer.  Regional managers are generally responsible for four to ten restaurants.

          The management staff of a typical Fresh Choice restaurant consists of one general manager, two or three restaurant managers and a shift manager.  The Company externally recruits most of its restaurant managers, virtually all of whom have prior restaurant management experience.  Most of the Company’s current general managers have been promoted from restaurant managers.  All newly hired managers participate in the Company’s training course.  Each restaurant also employs approximately 35 hourly crewmembers, many of whom work part-time.  The general manager of each restaurant is responsible for the day-to-day operation and profitability of the restaurant.  To enhance quality, service, cleanliness, maintenance and safety, the Company has developed detailed systems, procedures and controls with respect to labor and food cost standards, food preparation, planning and scheduling.  The Company’s culture emphasizes a sense of ownership and entrepreneurship.  The Company maintains a variety of programs to reward excellent service and performance by each crewmember at the restaurant level.  In addition to a competitive base salary, the Company has incentive plans that rewards restaurant managers based upon achieving sales and profit targets, controlling costs and tenure with the Company.

          Food Purchasing.   The Company has designed systems for determining order quantities and has developed preparation methods that together ensure freshness, maximize usage and minimize waste.  Most food items are purchased on a centralized basis to ensure uniform quality and adequate supplies, and to obtain competitive prices.  To the extent possible, the Company purchases food items pursuant to fixed-price, annual contracts that are not subject to minimum quantity requirements.  All produce is purchased from sources that have been pre-qualified to meet the Company’s specifications.  Produce is delivered directly to individual restaurants.  At each restaurant, the management team is responsible for assuring that all deliveries meet the Company’s guidelines regarding freshness and quality.  The Company believes alternate sources are available for all products.

          Recipe Development.   The Company’s food development efforts focus on introducing compelling and innovative new recipes, as well as upgrading the flavor profiles and presentation standards of existing recipe favorites.  Seasonal and upscale produce items are rotated into the salad bar product mix to provide guests an additional reason to return.

          Training and Support.  The Company believes that its training programs have been successful in developing commitment to the Company, a consistent level of execution, and high-quality guest service. Upon joining Fresh Choice, each restaurant manager participates in a training course that covers all aspects of restaurant operations and develops management skills.  All crewmembers are instructed through a combination of written materials and hands-on training prior to their performance being validated by a certified trainer and restaurant management.  In addition, the Company creates and facilitates management and hourly crewmember workshops that apply to and support the Company’s current goals and objectives.

          Information Systems.  Each restaurant is equipped with a computer containing programs to perform crewmember timekeeping and daily cash and sales reporting.  The automation of these important administrative responsibilities reduces the time spent by restaurant managers preparing daily reports of cash, deposits, sales, sales mix and guest counts, labor costs, and food waste.  In addition guest count forecasts are generated automatically, which assists restaurant managers in the more accurate scheduling of crewmembers and the production of food.  Reports are run and distributed automatically to regional managers each morning as well as compiled for executive management review.  Payroll information is processed every two weeks at the restaurants and transmitted electronically to the corporate office.

          Financial controls are maintained centrally through a computerized accounting system at the Company’s corporate office.  Sales are posted electronically to the general ledger from the central cash and sales database.  Profit and loss statements are compiled every four weeks by the accounting department and provided to the general managers and regional managers for analysis and comparison to the Company’s budgets.

          Hours of Restaurant Operation.  Most of the Company’s restaurants are open seven days a week, typically from 11:00 a.m. to 9:00 p.m. Sunday through Thursday, and from 11:00 a.m. to 10:00 p.m. on Fridays and Saturdays.

Competition

          The Company’s restaurants compete with the growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with fast-casual and quick-service outlets.  The Company’s competitors include national and regional chains, as well as local owner-operated restaurants.  Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities.  The Company believes that it competes favorably with respect to these factors, although many of the Company’s competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages.  The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship.  In addition, if and when the Company resumes expansion, it expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.

Government Regulation

          Each of the Company’s restaurants is subject to various federal, state and local laws, regulations and administrative practices affecting its business, and must comply with provisions regulating health and sanitation standards, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages.  Difficulties or failures in obtaining or maintaining required beer and wine licenses or other required licenses or approvals could delay or prevent the opening of new restaurants or adversely affect the operations of existing restaurants.  The Company has no reason to believe that any of such future license applications would not be approved.

Trademarks and Service Marks

          “Fresh Choice”, “Zoopa”, “Fresh Choice Masters Club”, “Fresh Choice Express”, The Company Logo, “Fresh Choice Restaurant and Design”, “Great Taste.  It’s Our Bag”, “Now That’s Fresh”, “Fresh Choice Express and Design”, “Fresh Choice Now That’s Fresh and Design”, “Fresh Choice Ultimate Salad, Soup Bakery Pasta Bar and Design”, and “Your Fresh Connection For Life and Design” are registered marks of the Company. The Company’s policy is to strenuously police the use of its marks and to oppose infringement of its marks.

Employees

          As of March 5, 2004, the Company had approximately 1,958 crewmembers.  These included approximately 1,765 hourly restaurant crewmembers, of whom approximately 1,141 were part-time crewmembers, approximately 161 full-time restaurant managers and trainees and approximately 32 full-time corporate management and staff.  None of the Company’s crewmembers is represented by a labor union.  The Company believes its employee relations are excellent.

Executive Officers of the Registrant

          The executive officers of the Company as of March 5, 2004 are as follows:

Name	Age	Position

Everett F. Jefferson	65	President, Chief Executive Officer and Director

Tim G. O’Shea	56	Executive Vice President, Chief Operating Officer

David E. Pertl	51	Senior Vice President and Chief Financial Officer

Joan M. Miller	51	Senior Vice President, Human Resources

Tina E. Freedman	43	Senior Vice President, Product Development and Purchasing

          Mr. Jefferson was elected President and Chief Executive Officer and a director of the Company in February 1997.  Mr. Jefferson has an extensive background in restaurant operations.  From June 1996 to February 1997 Mr. Jefferson was an independent consultant.  From June 1993 to June 1996 Mr. Jefferson was President and Chief Executive Officer of Cucina Holding, Inc., the operator of Java City coffee and bakery.  From March 1990 to June 1993 he was an independent consultant and independent restaurant operator.  From May 1987 to March 1990 he was President and Chief Executive Officer of Skipper’s, Inc.  From May 1986 to April 1987 he was President of Kings Table, Inc.  Earlier in his career Mr. Jefferson was with Pizza Hut, Inc. for five years including three years as Senior Vice President of Operations and was with Saga Corporation for ten years including two years as Regional Director of the Southeast and Caribbean.

          Mr. O’Shea joined Fresh Choice in March 1996 as Vice President, Marketing, was named a Senior Vice President in December 1998 and was named Executive Vice President and Chief Operating Officer in November 2002.  From July 1991 to March 1996 he was Vice President, Marketing for retail and foodservice products for W.R. Grace and Co., a food processor.  Mr. O’Shea has over 25 years of experience in restaurant management and marketing including positions as Vice President of Foodservice Marketing for Culinary Brands, Inc. from January 1987 to June 1991 and Vice President and General Manager of the hotel foodservices division of Saga Corporation from October 1975 to January 1987.

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

          Ms. Freedman joined Fresh Choice in May 1992 as a restaurant manager and was named Vice President, Product Development and Purchasing in August 1996, was elected as an executive officer in March 1997 and was named a Senior Vice President in December 1998.  Ms. Freedman has held various positions at Fresh Choice, including Director of Product Development from April 1995 to August 1996, Director of Training from December 1994 to April 1995, Regional Manager from October 1993 to December 1994, and General Manager from September 1992 to October 1993.  From September 1982 to May 1992 she was Director of Food Services for Macy’s, California, a retail/restaurant company.

Business Risks

          Certain characteristics and dynamics of the Company’s business and of financial markets in general create risks to the Company’s long-term success and to predictable financial results.  These risks include:

          Operating Losses and Historical Declines in Comparable Store Sales.  Our quarterly and annual operating results and same store sales have fluctuated significantly in the past and are likely to fluctuate significantly in the future.  The Company has reported a loss for the last two years and there can be no assurance that the Company will be profitable over the long or short term.

          The Company’s comparable store sales have decreased for the three fiscal years of 2001 through 2003.  There can be no assurance that the comparable store sales declines experienced in 2001 through 2003 will not continue or not decline further.

          Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001, five opening in 2002 and four restaurants opening in 2003.  For fiscal 2003 certain of these ten new locations have not met the Company’s financial expectations with average sales for the ten newer restaurants 27.5% below the comparable-store average sales.  There can be no assurance that these ten newly opened restaurants or future restaurants will be successful.  The Company recorded a non-cash impairment charge of $3.7 million in 2003 primarily related to four of these restaurants and one additional restaurant.  An impairment charge was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets. If performance does not improve, or deteriorates further in certain other new restaurants, the Company may be required to record additional impairment expenses.

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

          The Company’s future expansion plans may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the Fresh Choice concept will be successful in new geographic regions.  In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.  These circumstances may make it difficult for the Company to achieve any new store growth objectives.

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

          Geographic Concentration.  As of March 5, 2004, 43 of the Company’s 57 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

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

          Seasonality and Quarterly Fluctuations The Company’s restaurants have typically experienced seasonal fluctuations, as a disproportionate amount of net sales and net income are generally realized in the second and third fiscal quarters.  In addition, the Company’s quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings, restaurant closings and impairment charges.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.  As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year.

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

          Competition.  The Company’s restaurants compete with the rapidly growing mid-price, full-service casual dining segment; with traditional limited-service buffet, soup, and salad restaurants; and, increasingly, with fast-casual and quick-service outlets.  The Company’s competitors include national and regional chains, as well as local owner-operated restaurants.  Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, price, dining experience, restaurant location and the ambiance of facilities.  Many of the Company’s competitors have been in existence longer than the Company, have a more established market presence, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages.  The Company believes that its ability to compete effectively will continue to depend in large measure upon its ability to offer a diverse selection of high-quality, fresh food products with an attractive price/value relationship.  In addition, if and when the Company resumes expansion, it expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company.  The Company expects that in some cases competitors may be willing to pay more than the Company for sites.

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

          Loan Covenants.  Based on the Company’s most current financial projections the Company may be out of compliance with one or more of its existing loan covenants by the end of the Company’s first quarter 2004.  The Company believes it can obtain a waiver or renegotiate these covenants with its bank.  However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants. If the Company is unable to renegotiate the covenants or obtain a waiver from its bank, the bank could declare the Company’s outstanding loans in default and demand immediate payment in full of all outstanding principal and interest.

          Control by Major Shareholder.  Crescent Real Estate Equities Limited Partnership (“Crescent”) holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder.  Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company’s Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company’s business activity.  In addition, because the Company did not achieve a specified earnings target in 1998, the holders of Series A preferred stock would have the right to elect a majority of the Company’s Board of Directors.  Crescent has entered into a letter agreement waiving this right until the date that Crescent elects to sell, transfer, convey or otherwise dispose of all its shares.  These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock.

Item 2.	PROPERTIES.

          The Company currently owns both the land and buildings at two of its restaurant locations, and owns restaurant buildings on leased land at seven other locations.  The Company leases all of its other restaurant locations, but may purchase future restaurant locations where it believes it is cost-effective to do so.  The Company’s restaurants are located in regional malls, strip centers, and freestanding locations.

          The Company’s restaurants range from 4,800 to 9,014 square feet with inside seating for 108 to 304 guests. Many of the Company’s restaurants provide limited outdoor seating.

          Restaurant locations leased by the Company are typically leased under “triple net” leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums and, in many cases, to pay contingent rentals based on sales in excess of specified amounts.  Generally, the leases have initial terms of ten to twenty years, with options to renew for additional periods, which range from five to fifteen years.  Of the Company’s current leases all, except four, have remaining terms or renewal options extending more than five years following the date of this report.  Of these four, two expire in 2004, one in 2006 and one in 2007.  There can be no assurance that the Company will be able to extend these four leases on favorable terms or at all.  To the extent the Company is unable to extend these leases, or secure alternative locations on favorable terms, the Company’s operating results would be adversely impacted.

          The Company currently leases a separate facility for its executive headquarters pursuant to a lease that expires July 31, 2010.  The Company believes that such facility is adequate for its office space requirements through fiscal 2004.  If additional space is required in the future, the Company further believes that suitable facilities can be leased on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS.

          From time to time, the Company may be involved in litigation relating to claims arising out of its operations.  As of the date of this Annual Report on Form 10-K, the Company is not engaged in any legal proceedings that are expected by the Company’s management, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Stock Information.  Fresh Choice, Inc.’s common stock trades on The Nasdaq Stock Market® under the Symbol: SALD.  On March 5, 2004, 6,017,190 shares were owned by 313 stockholders of record.  The following are the Company’s common stock high and low closing sales prices for the fiscal years 2002 and 2003:

2002	High	Low

First Quarter	$3.000	$2.180
Second Quarter	2.700	2.250
Third Quarter	2.501	1.870
Fourth Quarter	2.090	1.550

2003	High	Low

First Quarter	$1.920	$1.310
Second Quarter	2.000	1.400
Third Quarter	2.190	1.760
Fourth Quarter	2.199	1.540

          Fresh Choice, Inc. had its initial public offering on December 9, 1992 at a price of $13.00.  Fresh Choice, Inc. had a follow-on public offering on July 15, 1993 at a price of $25.00.

          The Company has not paid cash dividends on its common or preferred stock, and presently intends to continue this policy in order to retain its earnings for the development of the Company’s business.  In addition, the Company’s current loan and security agreement prohibits the payment of dividends.

          On September 13, 1996, the Company sold to Crescent Real Estate Equities Ltd. (“Crescent”) 1,187,906 shares of Series B Non-Voting Convertible Participating Preferred Stock (“Series B Preferred Stock”), and granted Crescent an option to purchase 593,953 shares of Series C Non-Voting Convertible Participating Preferred Stock, which expired in 1999, (“Series C Preferred Stock”) (collectively, the “Stock”) for an aggregate purchase price of approximately $5.5 million, or $4.63 per share of Series B Preferred Stock pursuant to a Preferred Stock Purchase Agreement dated April 26, 1996.  The Series B Preferred Stock is convertible into Series A Voting Convertible Participating Preferred Stock (“Series A Preferred Stock”) at any time at the option of the holder, and the Series A and Series B Preferred Stock is convertible into Common Stock at any time at the option of the holder.  The Company offered and sold the Stock to Crescent, a sophisticated investor who purchased such shares for investment purposes, as transactions not involving a public offering pursuant to the exemption from registration provisions of Section 4(2) of the Securities Act of 1933, as amended.

          The Company currently maintains two compensation plans that provide for the issuance of the Company’s Common Stock to officers and other employees, directors and consultants.  These consist of the 1998 Stock Option Plan (the “Option Plan”) and the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), both of which have been approved by stockholders.

          The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans, as well as non-qualified options issued outside of the Option Plan, as of December 28, 2003:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,051,269	(1)	$3.055	424,799	(1)(3)
Equity compensation plans not approved by security holders	120,000	(2)	$4.375	0

Total	1,171,269		$3.190	424,799

1	Reflects options issued or outstanding under the Company’s Option Plan.
2	Reflects non-qualified options issued to an executive officer, by the Board of Directors, in 1997 outside of the option Plan.
3	Includes 206,557 shares that are reserved for issuance under the Purchase Plan.

Item 6.	SELECTED FINANCIAL DATA.

          A five-year summary of selected financial data follows:

(Dollars in thousands, except per share amounts)	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999

Consolidated statement of operations data:
Net sales	$78,492	$74,951	$74,152	$76,781	$72,928
Operating income (loss) (1)	(5,584)	(1,331)	1,666	2,238	818
Income (loss) from continuing operations	(6,006)	(1,534)	1,397	1,916	324
Basic income (loss) per share from continuing operations	(1.00)	(0.26)	0.24	0.33	0.06
Diluted income (loss) per share from continuing operations	(1.00)	(0.26)	0.20	0.27	0.05
Net income (loss)	(6,006)	(1,719)	1,125	1,675	185
Basic net income (loss) per share	(1.00)	(0.29)	0.19	0.29	0.03
Diluted net income (loss) per share	(1.00)	(0.29)	0.16	0.24	0.03

Consolidated balance sheet data:
Total assets	30,854	36,329	34,915	32,159	31,857
Working capital (deficiency)	(5,734)	(4,104)	(607)	(2,908)	(3,822)
Long-term debt and capital lease obligations, including current portion	4,927	4,916	3,224	2,405	3,242
Stockholders’ equity	$15,710	$21,632	$23,259	$22,001	$20,212

Number of restaurants open at end of year:
Fresh Choice and Zoopa	53	49	47	46	49
Fresh Choice Express	4	4	4	2	1

(1)	Includes store closure and asset impairment expenses of $3,700 in 2003; $1,751 in 2002; $75 in 2001; $157 in 2000 and $458 in 1999

          Net sales, operating income (loss), income (loss) and income (loss) per share from continuing operations presented for all years in the above table excludes the one restaurant closed in the fourth quarter of 2002 that is included in discontinued operations pursuant to the Company’s adoption, in the first quarter of fiscal 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION   REFORM ACT OF 1995

          Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release.  These forward-looking statements involve a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading “Business Risks”.  In particular, among these risks and uncertainties is the ability of the Company to return to positive comparable-store sales and improve newer restaurant sales, operate its restaurants profitably and obtain additional financing, as well as general economic conditions.

          In addition, terrorist threats and the possible responses by the U.S. government, the effects on consumer demand, the financial markets, food supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements.  Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made.  The Company undertakes no obligation to update any forward-looking statement.  Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

GENERAL

          Fresh Choice, Inc. operates limited-service restaurants offering high quality, freshly made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen low-fat soft serve and other desserts.  The Company operated 57 restaurants at December 28, 2003, 53 restaurants at December 29, 2002 and 51 restaurants at December 30, 2001.  The Company’s fiscal year ends on the last Sunday in December.

          After opening its first restaurant in 1986, Fresh Choice expanded steadily, its early growth driven by the strong unit economics of its restaurants.  The Company operated 22 restaurants at the time of its initial public offering in December 1992.  With $12.7 million in net proceeds from its initial offering and an additional $19.6 million in net proceeds from a secondary offering in July 1993, the Company accelerated its growth, opening 29 new restaurants in 1993 and 1994. During this period the Company opened a number of locations that did not reach anticipated sales levels.  At the same time, the Company experienced unanticipated declines in sales at its other restaurants, resulting in part from increased competition in the casual/family dining sector and greater than expected cannibalization of its existing restaurants.  From 1995 through 2003 the Company opened or acquired 25 and closed 23 Fresh Choice restaurants.  In addition the Company opened 4 Fresh Choice Express restaurants.  The underperformance of certain restaurants, including the restaurants that were closed resulted in asset impairment and closure charges being recorded in each year from 1995 to 2003, except 1997.  These charges, in combination with inconsistent comparable stores sales performance has resulted in inconsistent profit performance over this nine-year time horizon.  Over this time period the Company has experienced four profitable and five unprofitable years, including the last two.

          Net sales reflect discounts and coupons. Costs of sales consists primarily of food and beverage costs. Food costs can vary significantly depending upon pricing and availability of produce and grocery items. The Company attempts to minimize cost fluctuations for some of its foods by entering into fixed price supply contracts of varying lengths, which have no minimum purchase requirements. Restaurant operating expenses include all restaurant-level operating costs, the significant components of which are (i) direct and indirect labor expenses (including benefits) and (ii) occupancy and other operating expenses which includes advertising expenses, rent, real estate taxes, common area maintenance, insurance and supply, maintenance and utility expenses. Certain elements of the Company’s restaurant operating expenses and, in particular, occupancy costs, are relatively fixed. However, a significant majority of the Company’s leases provide for either fixed periodic escalation of minimum annual rentals or periodic increases based upon increases in the consumer price index. Occupancy costs, as well as depreciation and amortization expenses, will vary between restaurants depending on whether a restaurant site is leased or owned.

OVERVIEW

          During 2001, the Company’s comparable store sales turned negative in the third and fourth quarters after ten consecutive quarters of comparable store sales growth.  The Company believes the negative comparable store sales were primarily the result of a weakening economy and lower consumer confidence following the September 11,

2001 tragedy.  Despite the softening sales, the Company continued its management of costs and reported net income of $1.1 million in 2001.  The Company resumed the expansion of the Fresh Choice concept, opening one new Fresh Choice restaurant in 2001.  The Company also recorded a store closure and asset impairment charge of $181,000 ($106,000 of which is included in loss from discontinued operations) for the planned closure of two restaurants whose leases expired in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store.

          During 2002, the Company reported four consecutive quarters of comparable store sales declines.  The Company believes the negative comparable store sales were primarily the result of the continued weak economic environment in the Company’s core markets.  The Company continued its management of costs, but this was not sufficient to offset the continued declining sales, and reported a net loss of $1.7 million in 2002.  The Company continued the expansion of the Fresh Choice concept, opening five new Fresh Choice restaurants in 2002. The Company’s net loss included a non-cash impairment charge of $1.8 million for the write-down of assets to fair value for four restaurants.  An impairment charge for these restaurants was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets.

          During 2003, the Company’s comparable store sales improved each quarter with the Company reporting positive comparable store sales of 0.1% in the fourth quarter.  However, despite this improving trend, the Company reported its third consecutive year of comparable store sales declines. In addition, the Company experienced significant cost increases, especially in workers’ compensation, medical and utility costs. Additionally, certain of the Company’s new locations have not met the Company’s financial expectations with the ten newer restaurants’ average sales 27.5% below the comparable-store average sales. The soft sales, increased costs, weak financial performance of certain newer restaurants and a non-cash asset impairment charge resulted in the Company reporting a $6.0 million loss for 2003. The  non-cash impairment charge of $3.7 million in 2003, for the write down of assets to fair value, was primarily related to four of the newer restaurants and one additional restaurant.  An impairment charge for these restaurants was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets.

CRITICAL ACCOUNTING POLICIES

                    Our accounting policies are more fully described in Note 1 of the Company’s audited December 28, 2003 financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities as of the dates and for the periods presented.  Management believes the following accounting policies, among others, represent its more critical or complex estimates and assumptions used in preparation of its consolidated financial statements.

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

          Long-lived assets impairment.  The Company reviews its long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant and the related equipment may not be recoverable.  The Company considers a history of operating losses to be its primary indicator of potential impairment, therefore new restaurants are generally not identified for impairment until a sufficient operating history has been developed.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants.  Impairment evaluations require an estimation of cash flows over the remaining useful life of the restaurants.  If the long-lived assets of a restaurant are not recoverable based upon forecasted undiscounted cash flows, the Company writes down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Generally, management considers the present value of a restaurant’s projected future cash flows and estimated sales values of a restaurant’s long-lived assets in determining fair value.  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results vary from such estimates, significant future impairment could result.

          Workers’ Compensation Claims Accrual.  The Company records estimates for workers’ compensation claims under its workers’ compensation program.  The Company evaluates the adequacy of these accruals by evaluating information periodically provided by its insurance carrier regarding the Company’s historical experience and trends relating to insurance claims and payments and general industry experience regarding the expectation of future trends in claims development. If such information indicates that the accruals are overstated or understated, the Company will reduce or provide additional accruals as appropriate. If a greater number of claims occur in comparison to the amount of claims estimated or medical costs increase beyond anticipated costs, additional charges may be required in the period such determination was made.

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

RESULTS OF OPERATIONS

          The following table presents the components of average restaurant operating income on a per restaurant basis, for the comparable Fresh Choice and Zoopa restaurants open during each year (the Company’s Fresh Choice Express restaurants are excluded):

(Dollars in thousands)	2003		2002		2001

NET SALES	$1,558	100.0%	$1,576	100.0%	$1,603	100.0%

COSTS AND EXPENSES:
Cost of sales	347	22.2	347	22.0	362	22.6
Restaurant operating expenses:
Labor	516	33.1	508	32.3	507	31.7
Occupancy and other	506	32.5	493	31.2	488	30.4
Depreciation and amortization	59	3.8	65	4.1	71	4.4

Total costs and expenses	1,427	91.6	1,413	89.6	1,428	89.1

RESTAURANT OPERATING INCOME	$131	8.4%	$163	10.4%	$175	10.9%

Number of comparable restaurants	43.0		43.0		46.0

The following table sets forth items in the Company’s statements of operations as a percentage of sales:

(Dollars in thousands)	2003		2002		2001

NET SALES	$78,492	100.0%	$74,951	100.0%	$74,152	100.0%

COSTS AND EXPENSES:
Cost of sales	17,822	22.7	16,730	22.3	16,852	22.7
Restaurant operating expenses:
Labor	27,058	34.5	24,549	32.8	23,478	31.7
Occupancy and other	26,207	33.4	23,700	31.6	22,354	30.1
General and administrative expenses	5,461	7.0	5,769	7.7	6,172	8.3
Depreciation and amortization	3,560	4.5	3,345	4.5	3,336	4.5
Store closure and asset impairment expenses	3,700	4.7	1,751	2.3	75	0.1
Restaurant opening costs	268	0.3	438	0.6	219	0.3

Total costs and expenses	84,076	107.1	76,282	101.8	72,486	97.7

OPERATING INCOME (LOSS)	(5,584)	(7.1)	(1,331)	(1.8)	1,666	2.3

Interest income	4	-	48	0.1	166	0.2
Interest expense	(438)	(0.6)	(263)	(0.4)	(386)	(0.5)

Interest expense, net	(434)	(0.6)	(215)	(0.3)	(220)	(0.3)

INCOME (LOSS) BEFORE INCOME TAXES	(6,018)	(7.7)	(1,546)	(2.1)	1,446	2.0

Provision for (benefit from) income taxes	(12)	-	(12)	-	49	0.1

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,006)	(7.7)	(1,534)	(2.1)	1,397	1.9

LOSS FROM DISCONTINUED OPERATIONS	-	-	(185)	(0.2)	(272)	(0.4)

NET INCOME (LOSS)	$(6,006)	(7.7)%	$(1,719)	(2.3)%	$1,125	1.5%

          Net sales.  In 2003, net sales increased $3.5 million, or 4.7%, to $78.5 million.  Sales decreased $0.8 million at the Company’s 43 restaurants open in both 2003 and 2002.  The two restaurants closed in 2002 that were included in continuing operations, accounted for a $1.3 million decline in sales.  The ten newer Fresh Choice restaurants opened in 2001, 2002 and 2003 contributed $5.5 million in additional net sales.  The Fresh Choice Express, dual branded Fresh Choice Express and licensed Starbucks retail stores and the licensed Starbucks retail store sales contributed $0.1 million to the net sales increase.

          In 2002, net sales increased $0.8 million, or 1.1%, to $75.0 million.  Sales decreased $1.8 million at the Company’s 43 restaurants open in both 2002 and 2001.  The two restaurants closed in 2002 that were included in continuing operations, accounted for a $1.9 million decline in sales.  The six new Fresh Choice restaurants opened in 2001 and 2002 contributed $4.2 million in additional net sales.  The Fresh Choice Express, dual branded Fresh Choice Express and licensed Starbucks retail stores and the licensed Starbucks retail store sales contributed $0.3 million to the net sales increase.

          The Company does not include any new stores in its comparable store sales until a store has been open for 18 months.  Management believes utilizing an 18-month basis for reporting comparable store sales represents a more realistic indication of the base business trends.  On this basis, comparable store sales decreased 1.1 % in 2003 following decreases of 2.5% in 2002 and 1.2% in 2001. Comparable store guest counts decreased 3.1% in 2003 following decreases of 3.3% in 2002 and 4.8% in 2001.

          The comparable store average check increased 1.3% in 2003, 0.8% in 2002 and 3.8% in 2001, reflecting price increases and coupon offerings at a lower discount.

          Cost of sales.  Cost of sales (food and beverage costs) were 22.7%, 22.3% and 22.7% of net sales in 2003, 2002 and 2001, respectively.  In 2003, food and beverage costs increased as a percentage of sales primarily from inflationary cost increases and the introduction of a new menu rotations and selections intended to increase the value offering to the guest. Food and beverage costs declined as a percentage of sales in 2002 due to the combined effect of controlling food cost per guest and increases in the average check.

          Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 67.9%, 64.4% and 61.8%, of net sales in 2003, 2002 and 2001, respectively.

          In 2003, labor was 1.7 % higher, as a percent of sales, than in 2002 and in 2002, labor was 1.1% higher, as a percent of sales, than in 2001.  The labor cost increase for 2003 was primarily the result of a decline in average store sales, higher workers’ compensation and medical insurance costs, increased hours resulting from a revised labor scheduling matrix to enhance guest service, a higher average wage and labor inefficiencies with the start up of new restaurants.  The labor cost percentage increase for 2002 was primarily the result of lower average restaurant sales and higher salaries and wages, partially offset by a higher average check and better management of hours worked in the restaurants.

          Occupancy and other costs in 2003 were 1.8% higher, as a percent of sales, than in 2002 primarily due to the lower average store sales.  In addition, gas and electricity costs increased to 3.9% of sales versus 3.5% of sales in 2002 and advertising costs increased to 3.6% of sales versus 3.3% of sales in 2002. Occupancy and other costs in 2002 were 1.5 % higher, as a percent of sales, than in 2001 primarily due to the lower average sales and higher repair and maintenance expenses, which increased to 2.0% of sales versus 1.7% in 2001.

          Depreciation and Amortization.  Depreciation and amortization expenses were 4.5% of sales in 2003, 2002 and 2001.  Higher depreciation expense in newer restaurants was offset by a decline in depreciation in the older restaurants as equipment becomes fully depreciated or is written down due to impairment.

          General and Administrative Expenses.  General and administrative expenses were 7.0%, 7.7% and 8.3% of sales in 2003, 2002 and 2001, respectively.  General and administrative costs decreased as a percent of sales as spending decreased by $308,000 compared to last year and the Company had higher sales.  During the second quarter of 2003 the Company eliminated eleven mid-level management and clerical positions or approximately 30% of its corporate office staff. General and administrative expenses decreased $403,000 in 2002, primarily due to the

Company’s overall efforts to keep the costs down during the current weak economic environment, lower legal expenses, lower recruiting costs and reduced spending on the Company’s annual general manager’s conference.

          Restaurant Opening Costs.  Restaurant opening costs, which consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce, were $268,000, $438,000 and $219,000 and in 2003, 2002 and 2001 respectively.  Restaurant opening costs in 2003 were related to the four restaurants opened in 2003.  Restaurant opening costs in 2002 were for seven Fresh Choice restaurants, two of which opened in early 2003, and for two existing Fresh Choice Express restaurants that were temporarily closed for conversion to either a licensed Starbucks retail store or a dual branded Fresh Choice Express and licensed Starbucks retail store.  Restaurant opening costs in 2001 were for two new Fresh Choice restaurants, one of which opened in early 2002, and two new Fresh Choice Express restaurants.

          Store Closure and Asset Impairment Expenses.  In 2001, the Company recorded a store closure and asset impairment charge of $75,000 for the planned closure of one restaurant whose lease expired in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store.  This charge is comprised of a $68,000 non-cash charge for the write down of assets to fair value and a $7,000 charge to cover the estimated closure costs associated with the planned restaurant closure.  The impairment charge for this restaurant was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurants’ assets.

          In 2002, the Company reversed $4,000 of the 2001 estimated closure costs and recorded a non-cash impairment charge of $1,755,000 million for the write-down of assets to fair value for four restaurants.  The impairment charge for these restaurants was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets.

          In 2003, the Company recorded a non-cash impairment charge of $3,700,000 primarily related to four newer restaurants and one additional restaurant.  An impairment charge was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets.

          The Company reviews the cash flow of each restaurant throughout any given reporting period, and performs an analysis for potential impairment of its investment in property and equipment at any given restaurant during a reporting period if deemed necessary based on the restaurant’s cash flow performance.  At least annually, the Company conducts an impairment review of its investment in property and equipment for all of its restaurants.

          Interest Expense, net.  Interest expense, net was $434,000 in 2003, $215,000 in 2002 and $220,000 in 2001.  The increase in 2003 is due to additional equipment lease financing for the new stores and lower interest earned on the Company’s average cash balances.  The slight decrease in 2002 was due to reduced interest on borrowings partially offset by reduced interest income due to lower cash balances in its bank accounts and lower interest rates. Interest expense, net consisted primarily of fees and interest related to the Company’s long-term borrowings and capital lease obligations for equipment leases and interest income on the investment of excess cash balances.

          Provision for (Benefit from) Income Taxes.  The Company recorded a net tax benefit in 2003 as a result of recording a credit for the over-accrual of state taxes in 2002.  The Company recorded a tax benefit in 2002 as a result of recording a credit for the over-accrual of federal taxes in 2001 partially offset by state tax payments estimated for 2002.  The Company recorded an income tax provision for 2001, despite net operating loss carryforwards available to offset taxable income, due to projected fiscal 2001 net income being subject to alternative minimum tax.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

          Loss from Discontinued Operations.  Loss from discontinued operations includes the revenue and expenses of one restaurant that was closed during 2002 when its lease term expired.  This restaurant was located in an isolated market and was not replaced.  The loss from discontinued operations of $185,000 in 2002 reflects the revenue and expenses for this store and includes an $8,000 reversal of the 2001 estimated closure costs.

          The loss from discontinued operations of $272,000 in 2001 reflects the revenue and expenses for this store and includes a non-cash charge of $93,000 for the write-down of assets to fair value and a $13,000 charge to cover the estimated closure costs associated with the planned closure.

QUARTERLY INFORMATION

          The following table sets forth certain unaudited quarterly results of operations for 2003 and 2002:

	Year Ended December 28, 2003						Year Ended December 29, 2002

(In thousands, except per share amounts)	First 12 Weeks	Second 12 Weeks	Third 12 Weeks		Last 16 Weeks		First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks

Net sales	$17,684	$18,879	$19,496		$22,433		$17,029	$17,487	$18,507	$21,928
Operating income (loss)	(464)	(126)	(148	)(1)	(4,846	)(2)	205	574	814	(2,924	)(2)
Income (loss) from continuing operations	(541)	(231)	(251)		(4,983)		157	521	688	(2,900)
Net income (loss)	(541)	(231)	(251)		(4,983)		113	474	646	(2,952)

Income (loss) per share from continuing operations:
Basic*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.03	$0.09	$0.12	$(0.49)
Diluted*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.03	$0.08	$0.10	$(0.49)

Net income (loss) per share
Basic*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.02	$0.08	$0.11	$(0.50)
Diluted*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.02	$0.07	$0.09	$(0.50)

*	The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year

(1)	Includes store closure and asset impairment expenses of $730 in 2003
(2)	Includes store closure and asset impairment expenses of $2,970 in 2003 and $1,751 in 2002

          Net sales, operating income (loss), income (loss) from continuing operations and income (loss) per share from continuing operations presented for all quarters in the above table for 2002 excludes the one restaurant closed in the fourth quarter of 2002 that is included in discontinued operations pursuant to the Company’s adoption, in the first quarter of fiscal 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          The Company’s restaurants experience seasonal fluctuations, as a disproportionate amount of net sales and restaurant operating income are generally realized in the second and third fiscal quarters.  In addition, the Company’s quarterly results of operations have been, and may continue to be, materially impacted by the timing of asset impairment charges and new restaurant openings and closings.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters. As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year.  Because of prior year operating losses, impairment charges, restaurant closures, the seasonality of the Company’s business and the impact of new restaurant openings, results for any quarter cannot be relied upon as indicative of the results that may be achieved for a full fiscal year.

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

          During 2001, the Company closed on a $2,200,000 loan (the “Loan”), with a commercial bank.    In 2003, the Company amended this Loan to; (i) exclude restaurant opening costs in calculating the minimum debt service coverage ratio, (ii) reduce the minimum debt service coverage ratio, and (iii) reduce the required minimum tangible net worth.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.00% at December 28, 2003) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

          The Company had $1,923,000 and $2,061,000 of debt outstanding under the Loan described above at December 28, 2003 and December 29, 2002 respectively.  At December 28, 2003, $1,776,000 was included in long-term debt and $147,000 was included in the current portion of long-term obligations.  At December 29, 2002, $1,935,000 was included in long-term debt and $126,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

          During 2003 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank to; (i) exclude restaurant opening costs in calculating the minimum debt service coverage ratio, (ii) reduce the minimum debt service coverage ratio, (iii) reduce the minimum required tangible net worth and (iv) increase the maximum debt to tangible net worth requirement.  Borrowings bear interest at the prime rate (4.00% at December 28, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On December 28, 2003 the Company had no borrowings under the Agreement.  This Agreement expires on June 3, 2004.

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

          Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at December 28, 2003.  Based on the Company’s most current financial projections the Company may be out of compliance with one or more of these covenants by the end of the Company’s first quarter 2004.  The Company believes it can obtain a waiver or renegotiate these covenants with its bank.  However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants.

          On December 28, 2003 the Company had a commitment from the bank, separate from the Agreement, which makes $1,372,000 available to the Company in support of outstanding letters of credit required under its workers’ compensation program.  This commitment, which was scheduled to expire February 28, 2004, was automatically extended for a one-year period.

          During 2003 the Company entered into equipment leases, which provided $904,000 in financing under capital lease arrangements expiring in 2008.  These and other capital lease obligations at December 28, 2003 totaled $2,892,000 of which $769,000 was included in current portion of long-term debt.  Long-Term Debt also included a $112,000 note for site construction costs of which $2,000 was included in the current portion of long-term obligations.

          The Company’s other long term liabilities includes deferred rent of $2,361,000 and $2,027,000 at December 28, 2003 and December 29, 2002, respectively.  The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases. In addition other long term liabilities includes $175,000 and $193,000 of deferred income at December 28, 2003 and December 29, 2002, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company’s restaurants.  The Company is amortizing the gain over the 20-year initial term of the lease. The remaining balance in other long term liabilities is the non-current portion of certain employee benefit plans.

          Net cash provided by operating activities from continuing operations in 2003 was $1.7 million and consisted of:

Loss from continuing operations	$(6,006)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,776
Non-cash store closure and asset impairment expenses	3,700
Other	422
Change in operating assets and liabilities	(172)

Net cash provided by operating activities of continuing operations	$1,720

          During the same period, the Company invested $3.5 million in property and equipment, which included $2.3 million for new restaurants including the equipment acquired under capital leases.

          The Company’s contractual obligations as of December 28, 2003 are as follows:

(In thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital Lease Obligations	$2,892	769	1,610	513	-
Secured Note	1,923	147	317	1,459	-
Other Note Payable	112	2	3	4	103
Operating Leases	119,036	9,063	17,475	17,326	75,172
Purchase Obligations	511	120	227	164	-

Total Contractual Cash Obligations	$124,474	$10,101	$19,632	$19,466	$75,275

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

          In fiscal 1998, the Company failed to achieve a specified earnings target (before interest, taxes, depreciation and amortization) of at least $5.5 million which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In December 2003 such holder entered into a letter agreement whereby the holder of the Series B preferred stock agreed to not convert any of its shares of Series B preferred stock into Series A preferred stock so long as the holder owns the Series B preferred shares.

          The Company’s continued growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company does not currently have plans to open any new restaurants in 2004.  The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including its return to profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.

          The Company intends to finance its operating cash requirements and fiscal 2004 capital requirements through existing cash balances, cash provided by operations and its borrowing arrangements.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases.  In 2003 comparable store sales declined 1.1% and in 2002 comparable store sales declined 2.5%.  The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve.  In addition, the Company may seek additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.  To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to further curtail its capital spending plans in 2004 and beyond.

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

OFF BALANCE SHEET ARRANGEMENTS

          The Company has no off balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supercedes previous accounting guidance, principally EITF Issue No. 94-3.  The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

          In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue 02-16 (EITF 02-16), “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor”. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for new arrangements entered into after December 15, 2002. The Company adopted the provisions of Issue 02-16 at the beginning of fiscal year 2003 for all prospective agreements with effective dates after January 1, 2003 and the adoption did not have a material impact on the results of operations or financial position as these type of agreements were previously accounted for in a similar manner.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of January 1, 2003, which did not have a material effect on the financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. Accordingly, FIN No. 46 is applicable to the Company for the fiscal quarter ending March 21, 2004. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on its financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of SFAS No. 150 have been delayed indefinitely, except for required disclosures, for certain mandatorily redeemable noncontrolling interests, while its measurement provisions have been delayed indefinitely for other mandatorily redeemable noncontrolling interests prior to November 5, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at December 28, 2003, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Company adopted SFAS No. 146 and SFAS No. 148 for the fiscal year beginning December 30, 2002 (fiscal year 2003).  The Company also adopted SFAS No. 150 for the interim period beginning June 16, 2003 and SFAS No. 149 for contracts entered into or modified after September 30, 2003. The Company’s financial statements as of December 28, 2003 and December 29, 2002 and for each of the three fiscal years in the period ended December 28, 2003, and the Independent Auditors’ Report, are included in the report as listed on Page 32 of this Report, Item 15(a).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On March 12, 2003, the Company engaged the services of Grant Thornton LLP (“Grant Thornton”) as its new independent auditors for its fiscal year ended December 28, 2003.  The Company’s Audit Committee of the Board authorized the engagement of Grant Thornton.  During the two most recent fiscal years of the Company ended December 29, 2002 and December 30, 2001, the Company did not consult with Grant Thornton regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.  Deloitte & Touche LLP (“Deloitte”) was the Company’s prior independent auditor. The audit reports of Deloitte on the consolidated financial statements of the Company for the fiscal years ended December 29, 2002 and December 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles.  The audit report of Deloitte on the consolidated financial statements of the Company at December 29, 2002 and for each of the two fiscal years in the period ended December 29, 2002, includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and No. 144, “Accounting for the Impairment of Long-Lived Assets.” There were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports for these years; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K for the years covered by these reports.

Item 9a.	CONTROLS AND PROCEDURES

          Under the supervision and with the participation of management, including the principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no changes in internal control over financial reporting that would require additional disclosure under Regulation S-K 308(c).

PART III

          Certain information required by Part III is omitted from this Report.  The Company plans to file its Proxy Statement (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is incorporated by reference the information relating to the directors of the Company set forth under the caption “Election of Directors” in the Proxy Statement.  Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 11.	EXECUTIVE COMPENSATION

          There is incorporated by reference the information relating to executive compensation set forth under the caption “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is incorporated by reference the information relating to ownership of equity securities of the Company by certain beneficial owners and management set forth under the caption “General Information -- Stock Ownership of Certain Beneficial Owners and Management” and the information relating to equity compensation plans under the caption “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is incorporated by reference the information relating to certain relationships and related transactions set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 14.	PRINCIPLE ACCOUNTING FEES AND SERVICES

          There is incorporated by reference the information relating to independent auditor fees and services and other information set forth under the caption “Proposal Two – Ratification of Appointment of Independent Accountants” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          The following documents are filed as part of this Report:

(a) 1. Financial Statements.

Page Nos.

Consolidated Balance Sheets at December 28, 2003 and December 29, 2002	F-1
Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2003, December 29, 2002 and December 30, 2001	F-2
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 28, 2003, December 29, 2002 and December 30, 2001	F-3
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2003, December 29, 2002 and December 30, 2001	F-4
Notes to the Consolidated Financial Statements	F-5
Independent Auditors’ Report	F-20
Independent Auditors’ Report	F-21

2.   Financial Statement Schedules.  All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3.   Exhibits.  The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.  Exhibit Nos. 10.2, 10.3, 10.26, 10.27, 10.28,10.34, 10.37, 10.43, 10.44, 10.45, 10.46, 10.47, 10.55, 10.56, 10.60 and 10.66 are management contracts or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(b)

Reports on Form 8-K.  The registrant filed a report on Form 8-K on October 2, 2003 regarding a press release dated October 2, 2003 reporting the results for the third quarter ended September 7, 2003. No other reports on Form 8-K were filed in the fourth quarter of fiscal 2003.

Fresh Choice, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	December 28, 2003	December 29, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,379	$2,994
Inventories	473	467
Prepaid expenses and other current assets	780	524

Total current assets	2,632	3,985

PROPERTY AND EQUIPMENT, net	27,497	31,475

DEPOSITS AND OTHER ASSETS	725	869

TOTAL ASSETS	$30,854	$36,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,948	$2,825
Other accrued expenses	3,411	2,331
Accrued salaries and wages	1,538	1,582
Sales tax payable	551	614
Current portion of long-term obligations	918	737

Total current liabilities	8,366	8,089

CAPITAL LEASE OBLIGATIONS	2,123	2,132

LONG-TERM DEBT	1,886	2,047

DEFERRED RENT AND OTHER LONG-TERM LIABILITIES	2,769	2,429

Total liabilities	15,144	14,697

COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 9)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; Series B shares outstanding: 2003 and 2002 -1,187,906; liquidation preference: 2003 - $8,826; 2002- $8,161	5,175	5,175
Common stock, $.001 par value; 15 million shares authorized; shares outstanding: 2003-6,170,190; 2002-5,964,068	42,714	42,630
Accumulated deficit	(32,179)	(26,173)

Total stockholders’ equity	15,710	21,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,854	$36,329

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended

	December 28, 2003	December 29, 2002	December 30, 2001

NET SALES	$78,492	$74,951	$74,152
COSTS AND EXPENSES:
Cost of sales	17,822	16,730	16,852
Restaurant operating expenses:
Labor	27,058	24,549	23,478
Occupancy and other	26,207	23,700	22,354
General and administrative expenses	5,461	5,769	6,172
Depreciation and amortization	3,560	3,345	3,335
Store closure and asset impairment expenses	3,700	1,751	75
Restaurant opening costs	268	438	219

Total costs and expenses	84,076	76,282	72,486

OPERATING INCOME (LOSS):	(5,584)	(1,331)	1,666
Interest income	4	48	166
Interest expense	(438)	(263)	(386)

Interest expense, net	(434)	(215)	(220)

INCOME (LOSS) FROM CONTINUING OPERATONS BEFORE INCOME TAXES AND EFFECT FROM DISCONTINUED OPERATIONS	(6,018)	(1,546)	1,446
Provision for (benefit from) income taxes	(12)	(12)	49

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,006)	(1,534)	1,397

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(185)	(272)

NET INCOME (LOSS)	$(6,006)	$(1,719)	$1,125

Basic net income (loss) per common share:
Basic income (loss) from continuing operations	$(1.00)	$(0.26)	$0.24
Basic loss from discontinued operations	-	(0.03)	(0.05)

Basic net income (loss) per common share:	$(1.00)	$(0.29)	$0.19

Shares used in computing basic per share amounts	5,982	5,929	5,860

Diluted net income (loss) per common share:
Diluted income (loss) from continuing operations	$(1.00)	$(0.26)	$0.20
Diluted loss from discontinued operations	-	(0.03)	(0.04)

Diluted net income (loss) per common share	$(1.00)	$(0.29)	$0.16

Shares used in computing diluted per share amounts	5,982	5,929	7,133

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

BALANCES-January1, 2001	1,187,906	$5,175	5,833,282	$42,405	$(25,579)	$22,001
Exercise of stock options	-	-	6,458	11	-	11
Sales of common stock under employee stock purchase plan	-	-	67,225	101	-	101
Issuance of stock options for consulting services	-	-	-	21	-	21
Net income	-	-	-	-	1,125	1,125

BALANCES-December 30, 2001	1,187,906	5,175	5,906,965	42,538	(24,454)	23,259
Exercise of stock options	-	-	2,875	5	-	5
Sales of common stock under employee stock purchase plan	-	-	54,228	89	-	89
Issuance of stock options for consulting services	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	(1,719)	(1,719)

BALANCES-December 29, 2002	1,187,906	5,175	5,964,068	42,630	(26,173)	21,632
Exercise of stock options	-	-	9,249	16	-	16
Sales of common stock under employee stock purchase plan	-	-	43,873	67	-	67
Issuance of stock options for consulting services	-	-	-	1	-	1
Net loss	-	-	-	-	(6,006)	(6,006)

BALANCES-December 28, 2003	1,187,906	$5,175	6,017,190	$42,714	$(32,179)	$15,710

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended

	December 28, 2003	December 29, 2002	December 30, 2001

OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Income (loss) from continuing operations	$(6,006)	$(1,534)	$1,397
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,776	3,546	3,573
Non-cash store closure and asset impairment expenses	3,700	1,751	75
Issuance of common stock for consulting services	1	(2)	21
Loss on disposal of property and equipment	105	177	106
Deferred rent	316	295	247
Change in operating assets and liabilities:
Inventories	(34)	(76)	52
Prepaid expenses and other current assets	(280)	945	23
Accounts payable	(877)	391	415
Accrued salaries and wages	(31)	178	204
Other accrued expenses	1,050	505	157
Store closure reserve	-	(3)	(351)

Net cash provided by operating activities of continuing operations	1,720	6,173	5,919

INVESTING ACTIVITIES:
Capital expenditures	(3,502)	(8,663)	(5,120)
Proceeds from sale of property and equipment	4	29	2
Deposits and other assets	68	(6)	(186)

Net cash used in investing activities	(3,430)	(8,640)	(5,304)

FINANCING ACTIVITIES:
Common stock sales	84	94	112
Long-term debt - borrowings	-	-	2,200
Long-term debt - repayments	(139)	(118)	(1,223)
Capital lease obligations - borrowings	904	1,960	434
Capital lease obligations - repayments	(754)	(678)	(592)

Net cash provided by financing activities	95	1,258	931

CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(1,615)	(1,209)	1,546

CASH USED BY DISCONTINUED OPERATIONS	-	(165)	(96)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,615)	(1,374)	1,450
CASH AND CASH EQUIVALENTS:

Beginning of year	2,994	4,368	2,918

End of year	$1,379	$2,994	$4,368

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$412	$257	$243

Cash paid during the year for income taxes	$53	$15	$59

Noncash Investing and Financing Activities - Equipment acquired under capital leases	$-	$528	$-

See accompanying notes to consolidated financial statements

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

1.     Organization and Significant Accounting Policies

               Description of business.  Fresh Choice, Inc. (the “Company”) is incorporated in Delaware and operates in one segment consisting of limited-service restaurants, under the names Fresh Choice, Fresh Choice Express and Zoopa, featuring an extensive selection of healthy, high quality freshly-made specialty and traditional salads, hot pasta, pizza, hot baked potatoes, soups, fresh breads and muffins, frozen low-fat soft serve and other desserts.  In addition the Company operates one licensed Starbucks retail store.  The Company operated 57 restaurants at December 28, 2003 including one Fresh Choice Express restaurant, two dual branded Fresh Choice Express and licensed Starbucks retail stores and one licensed Starbucks retail store, 53 restaurants at December 29, 2002 including one Fresh Choice Express restaurant and two dual branded Fresh Choice Express and licensed Starbucks retail stores and one licensed Starbucks store and 51 restaurants at December 30, 2001 including three Fresh Choice Express restaurants and one dual branded Fresh Choice Express and licensed Starbucks retail store.

               Basis of presentation.  The consolidated financial statements include the accounts of the Company and Moffett Design Corporation, a wholly-owned subsidiary, after elimination of intercompany transactions and balances.  The Company’s fiscal year ends on the last Sunday in December.  Fiscal years 2003, 2002 and 2001 each contained 52 weeks.  As a result of the adoption of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for fiscal year 2002, the Company has classified the revenues and expenses of one restaurant which was closed during 2002 as discontinued operations in the accompanying consolidated financial statements.

               Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented.  Such management estimates include the asset impairment expenses, the store closure reserve, the valuation allowance for deferred income taxes, estimated useful lives of property and equipment, accrual for claims outstanding under the Company’s workers’ compensation policy and certain other accrued expenses.  Actual results could differ from those estimates.

               Cash and cash equivalents.  The Company considers all highly liquid debt instruments with a maturity of three months or less, when purchased, to be cash equivalents.

               Fair value of financial instruments.  The Company believes that the carrying amount for cash and cash equivalents, accounts payable and long-term debt borrowings approximated fair values at December 28, 2003.

               Concentrations and Risks.  Financial instruments which potentially subject the Company to concentration risk principally consist of cash and cash equivalents.  The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions, which are subject to the FDIC rules.  As of December 28, 2003, the Company had $1.4 million on deposit with one institution that was above the insured limits.

               The Company has geographic concentration risk as 43 of the Company’s 57 restaurants are located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.

               The Company intends to finance its operating cash requirements and fiscal 2004 capital requirements through existing cash balances, cash provided by operations and its borrowing arrangements.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases.  In 2003 comparable store sales declined 1.1% and in 2002 comparable store sales declined 2.5%.  The Company expects comparable store sales to improve, but there can be no assurance that comparable store sales will improve.  In addition, the Company may seek additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.  To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to further curtail its capital spending plans in 2004 and beyond.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               Inventories.  Inventories consist principally of food and supplies stated at the lower of cost (first in, first out) or market.

               Restaurant opening costs.  Restaurant opening costs consist of the direct costs associated with opening a new restaurant including the costs of hiring and training the initial workforce.  These costs are expensed as incurred.

               Property and equipment.  Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 30 years or the lease term of a restaurant including option periods, as appropriate, not to exceed 25 years.  Construction in progress is not being depreciated.

               Long-lived assets impairment.  The Company reviews its long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  The Company considers a history of operating losses to be its primary indicator of potential impairment, therefore new restaurants are generally not identified for impairment until a sufficient operating history has been developed.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants.  If the long-lived assets of a restaurant are not recoverable based upon forecasted undiscounted cash flows, the Company writes down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  The Company considers a restaurant’s projected future cash flow and estimated sales values of a restaurant’s long-lived assets in determining fair values.  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results vary from such estimates, significant future impairment could result.

               Lease acquisition costs.  Lease acquisition costs are amortized using the straight-line method over the remaining term of the acquired lease including option periods, as appropriate, not to exceed 25 years.

               Deferred rent.  The Company computes rent expense on a straight-line basis for operating leases that contain provisions for scheduled rent increases over the lease term.  The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases.

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

               Net income (loss) per common share.  Basic net income (loss) per common share is computed by dividing net income by the weighted average of common shares outstanding for the year.  Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company converts common stock options and warrants into dilutive potential shares using the treasury stock method and converts preferred stock into dilutive potential shares using the “if converted” method.

               Stock-based compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company accounts for stock-based awards to non employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               The following table illustrates the effect on net income and net income (loss) per common share if the Company had applied fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

(In thousands, except per share data)	December 28, 2003	December 29, 2002	December 30, 2001

Net income (loss)	$(6,006)	$(1,719)	$1,125
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(210)	(337)	(388)

Pro forma net income (loss)	$(6,216)	$(2,056)	$737

Net income (loss) per common share:
Basic-as reported	$(1.00)	$(0.29)	$0.19

Basic-pro forma	$(1.04)	$(0.35)	$0.13

Diluted-as reported	$(1.00)	$(0.29)	$0.16

Diluted-pro forma	$(1.04)	$(0.35)	$0.10

               Reclassifications.  Certain amounts for the fiscal year ended December 30, 2001 have been reclassified to conform to the December 28, 2003 and the December 29, 2002 presentations.

               Recently Issued Accounting Standards.          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supercedes previous accounting guidance, principally EITF Issue No. 94-3.  The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future store closure costs as well as the amounts recognized.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

               In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue 02-16 (EITF 02-16), “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor”. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for new arrangements entered into after December 15, 2002. The Company adopted the provisions of Issue 02-16 at the beginning of fiscal year 2003 for all prospective agreements with effective dates after January 1, 2003 and the adoption did not have a material impact on the results of operations or financial position as these type of agreements were previously accounted for in a similar manner.

               In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of January 1, 2003, which did not have a material effect on the financial statements.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. Accordingly, FIN No. 46 is applicable to the Company for the fiscal quarter ending March 21, 2004. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on its financial statements.

               In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of SFAS No. 150 have been delayed indefinitely, except for required disclosures, for certain mandatorily redeemable noncontrolling interests, while its measurement provisions have been delayed indefinitely for other mandatorily redeemable noncontrolling interests prior to November 5, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

2.  Store Closure and Asset Impairment

               2001 Store Closure Reserve.  In 2001, the Company recorded a store closure and asset impairment charge of $75,000 for the planned closure of one restaurant whose lease expires in 2002 and the planned conversion of one Fresh Choice Express to a licensed Starbucks retail store.  This charge is comprised of a $68,000 non-cash charge for the write down of assets to fair value and a $7,000 charge to cover the estimated closure costs associated with the planned restaurant closure.  The impairment charge for this restaurant was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurants’ assets.

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

               2003 Asset Impairment.  In 2003, the Company recorded a non-cash impairment charge of $3,700,000 for the write-down of assets to fair value, primarily for four newer restaurants and one additional restaurant.  An impairment charge for these restaurants was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the fair value of the restaurant assets.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               The following table sets forth the Company’s store closure reserve and asset impairment charge as of and for the years ended December 28, 2003, December 29, 2002 and December 30, 2001:

(In thousands)	Balance 2000	Provided (Reversed) in 2001	Utilized in 2001	Balance 2001	Provided (Reversed) in 2002	Utilized in 2002	Balance 2002	Provided in 2003	Utilized in 2003	Balance 2003

2000 Reserve:

Restaurant closures:

Estimated cash costs associated with restaurant closures and settlement of lease obligations	$(364)	$-	$(364)	$-	$-	$-	$-	$-	$-	$-

2000 Reserve	(364)	-	(364)	-	-	-	-	-	-	-

2001 Reserve:

Restaurant closures:

Estimated cash costs associated with restaurant closures	-	7	-	7	(4)	(3)	-	-	-	-

Impaired restaurants:

Non-cash write-down of assets to estimated fair value and other related costs	-	68	(68)	-	-	-	-	-	-	-

2001 Reserve	-	75	(68)	7	(4)	(3)	-	-	-	-

2002 Reserve:

Impaired restaurants:

Non-cash write-down of assets to estimated fair value and other related costs	-	-	-	-	1,755	(1,755)	-	-	-	-

2002 Reserve	-	-	-	-	1,755	(1,755)	-	-	-	-

2003 Reserve:

Impaired restaurants:

Non-cash write-down of assets to estimated fair value and other related costs	-	-	-	-	-	-	-	3,700	(3,700)	-

2003 Reserve	-	-	-	-	-	-	-	3,700	(3,700)	-

Totals	$364	$75	$(432)	$7	$1,751	$(1,758)	$-	$3,700	$(3,700)	$-

               The following table presents the results of operations for two restaurants closed in 2002, whose results were included in continuing operations in 2002 and 2001; no restaurants were closed in 2003 or 2001:

(In thousands)	2002	2001

Net sales	$1,298	$3,182

Cost of sales	298	719
Restaurant operating expenses:
Labor	475	1,028
Occupancy and other	478	1,014
Depreciation and amortization	57	209

Total costs and expenses	1,308	2,970

Operating income (loss)	$(10)	$212

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

3. Discontinued Operations

               As discussed in Note 1 – Basis of Presentation, discontinued operations includes the revenue and expenses of one restaurant that was closed during 2002 when its lease term expired.  This restaurant was located in an isolated market and is not being replaced.  The consolidated financial statements present this restaurant’s operations as discontinued operations for 2002 and 2001.  Operating results for this restaurant are summarized as follows:

(In thousands)	2002	2001

Net sales	$849	$1,056

Cost of sales	202	249
Restaurant operating expenses:
Labor	334	376
Occupancy and other	473	513
Depreciation and amortization	33	84
Store closure and asset impairment expenses	(8)	106

Total costs and expenses	1,034	1,328

Operating loss	$(185)	$(272)

4.  Property and Equipment

               Property and equipment consists of:

(In thousands)	December 28, 2003	December 29, 2002

Buildings and improvements	$8,074	$6,856
Leasehold improvements	18,602	20,065
Equipment	11,610	10,199
Furniture and fixtures	10,402	9,830
Equipment under capital leases	5,235	5,219

Total depreciable property and equipment	53,923	52,169
Accumulated depreciation and amortization	(28,395)	(25,133)

Total depreciable property and equipment,net	25,528	27,036

Land	1,795	1,795
Construction in Progress	174	2,644

Property and equipment, net	$27,497	$31,475

               Accumulated amortization of equipment leased under capital leases was $2,198,000 and $1,673,000 at December 28, 2003 and December 29, 2002, respectively.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

5. Other Accrued Expenses

               The components of other accrued expenses are as follows:

(In thousands)	December 28, 2003	December 29, 2002

Accrued workers’ compensation	$836	$516
Unredeemed gift certificates	645	572
Deferred vendor allowances	483	15
Accrued utilities	400	300
Accrued advertising	245	230
Accrued property taxes	189	196
Accrued insurance	156	43
Accrued professional fees	108	154
Other	349	305

	$3,411	$2,331

               Workers’ Compensation Claims Accrual.  The Company records estimates for workers’ compensation claims under its workers’ compensation program.  The Company evaluates the adequacy of these accruals by evaluating information periodically provided by its insurance carrier regarding the Company’s historical experience and trends relating to insurance claims and payments and general industry experience regarding the expectation of future trends in claims development. If such information indicates that the accruals are overstated or understated, the Company will reduce or provide additional accruals as appropriate. If a greater number of claims occur in comparison to the amount of claims estimated or medical costs increase beyond anticipated costs, additional charges may be required in the period such determination was made.

6.  Borrowing Arrangements

               Loan and Security Agreement.  During 2001, the Company closed on a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.00% at December 28, 2003) plus 0.625%.  The Note has a fifteen year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

               The Company had $1,923,000 and $2,061,000 of debt outstanding under the Loan described above at December 28, 2003 and December 29, 2002 respectively.  At December 28, 2003 $1,776,000 was included in long-term debt and $147,000 was included in the current portion of long-term obligations.  At December 29, 2002, $1,935,000 was included in long-term debt and $126,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

               Line of Credit.  On June 3, 2002 the Company renegotiated its $2,000,000 revolving line of credit (the  “Agreement”) with its bank, which extended the Agreement’s expiration date to June 3, 2004.  Borrowings bear interest at the prime rate (4.00% at December 28, 2003) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On December 28, 2003 the Company had no borrowings under the Agreement.

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

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at December 28, 2003.  Based on the Company’s most current financial projections the Company may be out of compliance with one or more of these covenants by the end of the Company’s first quarter 2004.  The Company believes it can obtain a waiver or renegotiate these covenants with its bank.  However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants.

               On December 28, 2003 the Company had a commitment from the bank, separate from the Agreement, which makes $1,372,000 available to the Company in support of outstanding letters of credit required under its workers’ compensation program.  This commitment, which was scheduled to expire February 28, 2004, was automatically extended for a one year period.

               Other Note Payable.  At December 28, 2003, the Company had a $112,000 promissory note included in long-term debt of which $2,000 was included in the current portion of long-term obligations.  The promissory note is payable through 2029, bears interest at 8% and is secured by property at one of the Company’s restaurants.  Payments are due approximately $2,000 per calendar year through 2006 with the balance due thereafter.

               The Company’s debt payments for 2003 and subsequent years are summarized as follows:

(In thousands)

	Total	2004	2005	2006	2007	2008	Thereafter

Capital Lease Obligations	$2,892	$769	$846	$764	$478	$35	$-
Secured Note	1,923	147	155	162	170	1,289	-
Other Note Payable	112	2	1	2	2	2	103

Total Debt Payments	$4,927	$918	$1,002	$928	$650	$1,326	$103

7.  Common Stock

               Stock Option Plan.  The Company has reserved 1,500,000 shares for issuance to employees, management, directors and consultants under an incentive stock option plan and a non-qualified stock option plan (the “Plan”).  Under the Plan, the Company may grant options at prices not less than the fair market value of the Company’s common stock at the grant date.  Options generally have a ten-year term and vest over a four or five-year period commencing one year after grant.

               During 1997, the Company granted non-qualified options to purchase 120,000 common shares, having terms similar to options granted under the Plan, to an executive officer of the Company to purchase shares of common stock at $4.375 per share.  These non-qualified options were outstanding as of December 30, 2001, December 29, 2002 and December 28, 2003 and are reflected in the summary of stock option activity below.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding - January 1, 2001 (421,498 exercisable at a weighted average price of $4.59)	996,901	$3.55
Options granted (weighted average fair value of $2.00)	127,000	$2.87
Options cancelled	(32,011)	$2.36
Options exercised	(6,458)	$1.74

Outstanding - December 30, 2001 (606,193 exercisable at a weighted average price of $4.11)	1,085,432	$3.52
Options granted (weighted average fair value of $1.53)	220,500	$2.36
Options cancelled	(50,651)	$2.95
Options exercised	(2,875)	$1.75

Outstanding - December 29, 2002 (831,516 exercisable at a weighted average price of $3.80)	1,252,406	$3.34
Options granted (weighted average fair value of $1.92)	40,240	$1.92
Options cancelled	(112,128)	$4.57
Options exercised	(9,249)	$1.75

Outstanding - December 28, 2003	1,171,269	$3.19

Additional information regarding options outstanding as of December 28, 2003 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Number Excercisable	Weighted Average Exercise Price

$1.39 - $ 1.75	199,848	6.3	$1.71	166,823	$1.72
1.78 - 2.55	248,990	7.8	2.32	118,789	2.35
2.63 - 2.90	269,750	6.8	2.83	198,748	2.82
3.00 - 4.25	149,320	4.1	3.49	148,298	3.50
4.38 - 4.38	220,000	3.1	4.38	220,000	4.38
4.63 - 23.38	83,361	2.1	6.80	83,361	6.80

$1.39 - $ 26.13	1,171,269	5.6	$3.19	936,019	$3.39

At December 28, 2003, 218,242 shares were available for future grants under the Plan.

               During 1998, the Company granted options to purchase 50,000 shares of common stock under the Plan at an exercise price of $3.375 pursuant to the terms of a consulting agreement with the Chairman of the Company’s Board of Directors.  The options vest over five years, and the Company measures expense quarterly based on the then current fair value of the options.  In 2003, 2002 and 2001, the Company recorded $1,000, ($2,000) and $21,000 in consulting expense (recovery) related to these options.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               Stock Purchase Plans.  The Company has two Employee Stock Purchase Plans, the “Old Plan” and the “New Plan”.  Under both the Old and New Plan, eligible employees may authorize payroll deductions of up to 10% of their base compensation, as defined, to purchase up to 329,600 and 290,000 shares of common stock under the Old and New Plan, respectively, at a price equal to 85% of the lower of the fair market value as of the beginning or end of each six-month offering period.  Shares of common stock issued under the Old Plan were 14,658 and 67,225 shares in 2002 and 2001 at weighted average prices of  $1.52 and $1.51 per share, respectively.  Shares of common stock issued under the New Plan were 43,873 and 39,570 in 2003 and 2002 at weighted average prices of $1.40 and $1.70, respectively. No shares were available for issuance under the Old Plan after 2002.  As of December 28, 2003, there were 206,557 shares available under the New Plan.

               Accounting for Stock-Based Compensation.  As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

               Under SFAS No. 123 “Accounting for Stock-Based Compensation,” the fair value of stock-based awards to employees is calculated through the use of option pricing models.  Such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which differs significantly from stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions:  expected life, twenty four months following vesting for officers and directors and twelve months following vesting for all other employees; stock volatility, 93.3% in 2003, 94.0% in 2002 and 94.0% in 2001; risk free interest rate, 3.0% in 2003, 3.8% in 2002 and 5.2% in 2001; and no dividends during the expected term.  The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.  The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions:  expected option life, six months, stock volatility, 58.8% in 2003, 90.0% in 2002 and 100.0% in 2001; risk-free rates, 1.2% in 2003, 1.8% in 2002 and 1.8% in 2001; and no dividends during the expected term.  The effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value provisions of SFAS 123, to stock based compensation is discussed in Note 1.

               Other Stock Transactions.  At December 28, 2003, the Company had an outstanding warrant, issued in 1995 to outside consultants in connection with the Company’s restructuring plan, to purchase 100,000 shares of its common stock at an exercise price of $6.875.  The warrant expires in 2005.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               Basic and Diluted Net Income (Loss) Per Common Share.  A reconciliation of the components of basic and diluted net income (loss) per common share follows:

(In thousands, except per share data)	December 28, 2003	December 29, 2002	December 30, 2001

Basic Net Income (Loss) Per Common Share

Income (loss) from continuing operations	$(6,006)	$(1,534)	$1,397

Loss from discontinued operations	-	(185)	(272)

Net Income (Loss)	$(6,006)	$(1,719)	$1,125

Average common shares outstanding	5,982	5,929	5,860

Basic income (loss) per share from continuing operations	$(1.00)	$(0.26)	$0.24

Basic loss per share from discontinued operations	-	(0.03)	(0.05)

Basic net income (loss) per common share	$(1.00)	$(0.29)	$0.19

Diluted Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$(6,006)	$(1,534)	$1,397

Loss from discontinued operations	-	(185)	(272)

Net Income (Loss)	$(6,006)	$(1,719)	$1,125

Average common shares outstanding	5,982	5,929	5,860

Dilutive shares:
Stock options	-	-	86
Convertible preferred stock	-	-	1,187

Total shares and dilutive shares	5,982	5,929	7,133

Diluted income (loss) per share from continuing operations	$(1.00)	$(0.26)	$0.20

Diluted loss per share from discontinued operations	-	(0.03)	(0.04)

Diluted net income (loss) per common share	$(1.00)	$(0.29)	$0.16

               The Company excluded certain potentially dilutive securities each year from its dilutive net income (loss) per common share computation because either the exercise price of the securities exceeded that average fair values of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive.

               A summary of the excluded potential dilutive securities as of the end of each fiscal year follows:

(In thousands)	December 28, 2003	December 29, 2002	December 30, 2001

Stock Options	947	1,028	785
Stock Warrants	100	100	100
Convertible Preferred Stock	1,187	1,187	-

Total	2,234	2,315	885

8.  Convertible Preferred Stock

               At December 28, 2003 the Company had outstanding 1,187,906 shares of its Series B non-voting convertible preferred stock which it sold in 1996 at $4.63 per share to Crescent Real Estate Equities Limited Partnership (“Crescent”) in a private offering for net proceeds of $5,175,000 (net of $325,000 of issuance costs).

               The Series B non-voting convertible preferred stock converts, at the holders’ option, into Series A voting convertible preferred stock on a one-for-one basis, and the Series A voting convertible preferred stock and Series

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

B non-voting convertible preferred stock convert, at the holders’ option, into common stock on a one-for-one basis.  The Series A preferred stock entitles its holders to vote with common stockholders on all matters submitted to a vote of stockholders.  In addition, when and if issued, the holders of a majority of the outstanding Series A preferred stock will have a separate right to approve certain corporate actions.   The Company did not achieve a specified earnings target in 1998, which constituted an event of default under the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  In December 2003, such holder entered into a letter agreement whereby the holder of the Series B preferred stock agreed to not convert any of its shares of Series B preferred stock into Series A preferred stock, so long as the holder owns the Series B preferred shares.

               If (i) either (A) the average closing price of the Company’s common stock during any 120 consecutive trading days equals or exceeds $15.00 per share (as adjusted for stock dividends, combinations or splits) or (B) the Company sells common stock equal to or greater than 25% of the total number of shares outstanding at a price per share equal to or greater than $15.00 and (ii) the shares of stock issuable upon conversion of the Series A preferred stock are registered for resale on the open market, the Company may force a mandatory conversion of the Series A preferred stock to common stock.  All shares of Series A and Series B preferred stock are senior to the Company’s common stock with respect to dividends and with respect to distributions on liquidation.  Upon any liquidation, after an event of default, the holders of Series A and Series B preferred stock are entitled to be paid in full an amount equal to $4.63 per share, together with all accrued dividends at an annual rate of $0.56 per share calculated from the first date of an event of default, which occurred in fiscal 1998.  In connection with the agreement, the Company also has granted to Crescent registration rights with respect to the Common Stock issuable upon conversion of the Series A and Series B preferred stock.

9.  Lease Commitments and Contingencies

               The Company leases restaurant and office facilities under operating lease agreements that expire at various dates, including renewal options, through 2033.  The Company also leases equipment under capital lease agreements that expire at various dates through 2008.  The Company pays real estate taxes, insurance and maintenance expenses related to these leases.

               At December 28, 2003, future minimum lease payments, including option periods for leases the Company intends to renew under all noncancelable lease agreements are presented below:

(In thousands)	Capital Leases	Operating Leases

Year Ending:
2004	$1,021	$9,063
2005	1,017	8,747
2006	848	8,728
2007	504	8,644
2008	36	8,682
Thereafter	-	75,172

Minimum lease payments	3,426	$119,036

Amount representing interest	(534)

Present value of minimum lease payments	2,892
Current portion	(769)

Long term portion of capital lease obligation	$2,123

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               The Company’s rent is composed of minimum rental payments under operating lease agreements.  Rent expense for continuing and discontinued operations was $9,029,000 in 2003, $8,415,000 in 2002 and $7,697,000 in 2001.  For several location leases, contingent rent is paid if the minimum lease payment is less than the rent based as a percentage of restaurant sales.  The Company was not required to pay contingent rental payments based upon a percentage of sales during 2003, 2002 and 2001.

               Deferred rent included in other long-term liabilities was $2,361,000 and $2,027,000 at December 28, 2003 and December 29, 2002, respectively.

               Deferred income included in other long-term liabilities was $175,000 and $193,000 at December 28, 2003 and December 29, 2002, respectively, from a gain on the 1993 sale and leaseback of a building and land for one of the Company’s restaurants.  The Company is amortizing the gain over the 20-year initial term of the lease.

10.  Legal Proceedings

               The Company is subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

11.  Income Taxes

               The provision for (benefit from) income taxes of continuing operations consists of:

(In thousands)	2003	2002	2001

Federal current	$-	$(47)	$20
State current	(12)	35	29

Total Current	(12)	(12)	49

Federal deferred	2,312	487	1,018
State deferred	177	217	698
Valuation allowance	(2,489)	(704)	(1,716)

Total deferred	-	-	-

Total	$(12)	$(12)	$49

               The deferred portion of the Company’s tax provision (benefit) reflects the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  The Company has recorded net deferred tax assets which consist primarily of the tax benefit related to operating loss carryforwards and asset write-downs that are not deductible for tax purposes until the assets are disposed.  Based on management’s assessment that it is not deemed more likely than not that the deferred tax assets will be realized, the Company provided valuation allowances against its deferred net tax assets.  The Company had valuation allowances of $12,736,000 and $10,247,000 at December 28, 2003 and December 29, 2002, respectively.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

               The provision for (benefit from) income taxes of continuing operations differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

	2003	2002	2001

Tax computed at federal statutory rate	(34.0)%	(35.0)%	35.0%
State income taxes, net of federal effect	(3.3)	(11.5)	23.9
Valuation allowance	41.4	42.3	(107.2)
Other	(4.3)	3.4	51.7

Effective tax rate	(0.2)%	(0.8)%	3.4%

               The components of the net deferred tax asset (liability) are as follows:

(In thousands)	December 28, 2003	December 29, 2002

Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,511	$8,868
Alternative minimum tax credits	937	937
Deferred rent	1,004	914
Accruals recognized in different periods	873	773
Federal tax credits	280	280
Tax basis depreciation and operating lease expenses	131	(1,525)
Valuation allowance	(12,736)	(10,247)

Net deferred tax asset (liability)	$0	$0

               At December 28, 2003, the Company had net operating loss carryforwards of approximately $27,176,000 and $4,644,000 for federal and state income tax purposes, respectively.  These federal and state net operating loss carryforwards expire beginning 2010 through 2023 and beginning 2004 through 2013, respectively.  The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, because only 50% - 60% of net operating losses can be utilized to offset future state taxable income and because state net operating loss carryforwards generated in earlier years have already expired.  The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

12.  Employee Benefit Plans

               401(k) Savings Plan.  The Company has a 401 (k) tax deferred savings plan (the “Plan”) which allows eligible employees to contribute from 1% to 25% of pre-tax compensation.  Discretionary matching contributions are determined annually by the Board of Directors.  Employees vest immediately in their contributions and vest in Company contributions over a five year period.  The Company contributed $20,000, $13,000 and $16,000 to the Plan in 2003, 2002 and 2001, respectively.

               Deferred Compensation Plan.  In December 2001 the Company adopted a deferred compensation plan which allows a select group of management employees to elect to defer up to 100% of their compensation into the plan.  Annually, at the discretion of the Board of Directors, the Company may make matching contributions to each participant.  Matching contributions vest 20% for each year of service up to five years.  Deferred compensation and matching contributions are invested by each participant based on their selection of portfolio options specified in the plan.  All contributions and earnings held under the plan are assets of the Company and are subject to the claims of general creditors of the Company.  The plan is not intended to be a qualified plan under Section 401(a) of the Internal Revenue Code.  The Company made no contributions in 2003 or 2002.

Fresh Choice, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years ended December 28, 2003, December 29, 2002, and December 30, 2001

13. Quarterly Financial Information (unaudited)

               Summarized quarterly unaudited financial information for fiscal years 2003 and 2002 is as follows:

	Year Ended December 28, 2003						Year Ended December 29, 2002

(In thousands, except per share amounts)	First 12 Weeks	Second 12 Weeks	Third 12 Weeks		Last 16 Weeks		First 12 Weeks	Second 12 Weeks	Third 12 Weeks	Last 16 Weeks

Net sales	$17,684	$18,879	$19,496		$22,433		$17,029	$17,487	$18,507	$21,928
Operating income (loss)	(464)	(126)	(148	)(1)	(4,846	)(2)	205	574	814	(2,924	)(2)
Income (loss) from continuing operations	(541)	(231)	(251)		(4,983)		157	521	688	(2,900)
Net income (loss)	(541)	(231)	(251)		(4,983)		113	474	646	(2,952)

Income (loss) per share from continuing operations:
Basic*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.03	$0.09	$0.12	$(0.49)
Diluted*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.03	$0.08	$0.10	$(0.49)

Net income (loss) per share
Basic*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.02	$0.08	$0.11	$(0.50)
Diluted*	$(0.09)	$(0.04)	$(0.04)		$(0.83)		$0.02	$0.07	$0.09	$(0.50)

*	The sum of the quarterly net income (loss) per share amounts will not necessarily equal the net income (loss) per share for the total fiscal year

(1)	Includes store closure and asset impairment expenses of $730 in 2003
(2)	Includes store closure and asset impairment expenses of $2,970 in 2003 and $1,751 in 2002

               Net sales, operating income (loss), income (loss) from continuing operations and income (loss) per share from continuing operations presented for all quarters for the year ended December 29,2002 in the above table excludes the one restaurant closed in the fourth quarter of 2002 that is included in discontinued operations pursuant to the Company’s adoption, in the first quarter of fiscal 2002, of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
of Fresh Choice, Inc.

               We have audited the accompanying consolidated balance sheet of Fresh Choice, Inc. and subsidiary (the “Company”) as of December 28, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal year ended December 28, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

               We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the fiscal 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 2003 and the consolidated results of its operations and its cash flows for the fiscal year ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

GRANT THORNTON LLP

San Jose, California
February 13, 2004

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
of Fresh Choice, Inc.

               We have audited the accompanying consolidated balance sheet of Fresh Choice, Inc. and subsidiary (the “Company”) as of December 29, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two fiscal years in the period ended December 29, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

               As discussed in Note 1 to the financial statements, during the year ended December 29, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

               In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2002, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

DELOITTE & TOUCHE LLP

San Jose, California
February 14, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2004	FRESH CHOICE, INC.

	By:	/s/ Everett F. Jefferson

Everett F. Jefferson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 18, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Charles A. Lynch	Chairman of the Board and Director

Charles A. Lynch

/s/ Everett F. Jefferson	President, Chief Executive Officer
and Director
Everett F. Jefferson	(Principal Executive Officer)

/s/ David E. Pertl	Senior Vice President and Chief
Financial Officer (Principal
David E. Pertl	Accounting and Financial Officer)

/s/ Charles L. Boppell	Director

Charles L. Boppell

/s/ Vern O. Curtis	Director

Vern O. Curtis

/s/ Yong Ping Duan	Director

Yong Ping Duan

/s/ Carl R. Hays	Director

Carl R. Hays

/s/ Barry E. Krantz	Director

Barry E. Krantz

INDEX TO FORM 10-K EXHIBITS

Exhibit No.			Description

3.1	(1)		Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)		Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)		Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)		Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)		Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)		Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)		Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership Crescent Real Estate Equities Limited Partnership

10.1	(1)		Form of Indemnity Agreement for directors and officers

10.2	(2)	(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)	(3)	1992 Employee Stock Purchase Plan

10.8	(8)		Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)		Warrant to Purchase up to 75,000 Shares of the Company’s Common Stock issued to Silicon Valley Bank on December 20, 1995 Valley Bank on December 20, 1995

10.19	(6)		Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company’s Common Stock issued to Bain & Company, dated December 15, 1995 Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)	(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)	(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)	(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)	(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)		Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)	(3)	Form of Severance Agreement with Senior Vice Presidents

10.43	(17)	(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17)	(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17)	(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17)	(3)	2001 Employee Stock Purchase Plan

10.47	(17)	(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)		Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)		Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)		Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.51	(17)		Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)		Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.55	(18)	(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

Exhibit No.			Description

10.56	(18)	(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57	(19)		Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.58	(20)		Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.59	(21)		Letter dated December 10, 2002 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 with Mid-Peninsula Bank

10.60	(21)	(3)	2003 Home Office Incentive Plan

10.61	(22)		Letter dated April 7, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 and December 10, 2002 with Mid-Peninsula Bank

10.62	(23)		Letter dated August 13, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002, December 10, 2002 and April 7, 2003 with Mid-Peninsula Bank.

10.63	(23)		Letter dated August 13, 2003 amending the Commercial Deed of Trust, Financial Security Agreement and Fixture Filing dated Aug 13, 2001 with Mid Peninsula Bank.

10.64			Letter dated November 19, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002, December 10, 2002, April 7, 2003 and August 13, 2003 with Mid-Peninsula Bank.

10.65			Letter dated November 19, 2003 amending the Commercial Deed of Trust, Financial Security Agreement and Fixture Filing dated Aug 13, 2001 as amended August 13, 2003 with Mid Peninsula Bank.

10.66		(3)	2004 Home Office Incentive Plan
10.67

Letter agreement dated December 11, 2003 whereby Crescent Real Estate Equities Ltd. (“Crescent”) agrees to not convert any of its shares of Series B Preferred into Series A Preferred so long as Crescent owns the Series B Preferred shares

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche

31.1	Certification by the Chief Executive Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

(1)

Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3)	Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(6)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on form 10-Q for the quarter ended March 24, 1996.

(10)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.

(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 1996.

(13)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.

(14)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 27, 1998.

(15)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 26, 1999.

(16)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2001.

(18)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(19)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(20)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2002.

(21)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

(22)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2003.

(23)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2003.