Form 10-Q
period 2004-03-21
FRESH CHOICE INC
filed 2004-04-21
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 21, 2004

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of April 16, 2004 was 6,017,190.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 21, 2004	December 28, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$675	$1,379
Inventories	460	473
Prepaid expenses and other current assets	655	780

Total current assets	1,790	2,632

PROPERTY AND EQUIPMENT, net	27,112	27,497

DEPOSITS AND OTHER ASSETS	749	725

TOTAL ASSETS	$29,651	$30,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,475	$1,948
Other accrued expenses	2,957	3,411
Accrued salaries and wages	1,631	1,538
Sales tax payable	936	551
Current portion of long-term obligations	934	918

Total current liabilities	7,933	8,366

CAPITAL LEASE OBLIGATIONS	1,920	2,123

LONG-TERM DEBT	1,848	1,886

OTHER LONG-TERM LIABILITIES	2,647	2,769

Total liabilities	14,348	15,144

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2004 and 2003 - 1,187,906; liquidation preference; 2004-$8,980; 2003-$8,826	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2004 - 6,017,190; 2003 - 6,017,190	42,714	42,714
Accumulated deficit	(32,586)	(32,179)

Total stockholders’ equity	15,303	15,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,651	$30,854

The December 28, 2003 amounts are derived from the Company’s audited financial statements.
See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended

	March 21, 2004	March 23, 2003

NET SALES	$18,021	$17,684

COSTS AND EXPENSES:
Cost of sales	4,050	4,015
Restaurant operating expenses:
Labor	6,361	6,086
Occupancy and other	5,919	5,700
General and administrative expenses	1,216	1,366
Depreciation and amortization	789	789
Restaurant opening costs	-	192

Total costs and expenses	18,335	18,148

OPERATING LOSS	(314)	(464)

Interest income	1	2
Interest expense	(94)	(79)

Interest expense, net	(93)	(77)

LOSS BEFORE INCOME TAXES	(407)	(541)
Provision for income taxes	-	-

NET LOSS	$(407)	$(541)

Basic and diluted net loss per common share:	$(0.07)	$(0.09)

Shares used in computing basic and diluted per share amounts	6,017	5,964

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twelve Weeks Ended

	March 21, 2004	March 23, 2003

OPERATING ACTIVITIES :
Net loss	$(407)	$(541)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	840	838
Issuance of common stock for consulting services	-	1
Loss on disposal of property and equipment	2	8
Deferred rent	(120)	(90)
Change in operating assets and liabilities:
Inventories	5	(46)
Prepaid expenses and other current assets	126	(432)
Accounts payable	(473)	(689)
Accrued salaries and wages	97	57
Other accrued expenses	(69)	14

Net cash provided (used) by operating activities	1	(880)

INVESTING ACTIVITIES:
Capital expenditures	(438)	(1,386)
Deposits and other assets	(41)	8

Net cash used in investing activities	(479)	(1,378)

FINANCING ACTIVITIES:
Long-term debt - repayments	(37)	(34)
Capital lease obligations - borrowings	-	492
Capital lease obligations - repayments	(189)	(156)

Net cash provided (used) by financing activities	(226)	302

DECREASE IN CASH AND CASH EQUIVALENTS	(704)	(1,956)

CASH AND CASH EQUIVALENTS:

Beginning of period	1,379	2,994

End of period	$675	$1,038

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$103	$90

Cash paid during the period for income taxes	$-	$32

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Weeks Ended March 21, 2004 and March 23, 2003
(Unaudited)

1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

2.          SIGNIFICANT ACCOUNTING POLICIES

                    The Company’s accounting policies are described in Note 1 of the Company’s audited December 28, 2003 financial statements included in the Company’s Annual Report on Form 10-K.  The accounting policies that management has identified as critical or complex accounting policies are described on Page 15 of this Form 10-Q under the caption “Critical Accounting Policies.”

3.          STOCK-BASED COMPENSATION

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

	Twelve Weeks Ended

(In thousands, except per share data)	March 21, 2004	March 23, 2003

Net loss	$(407)	$(541)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects *	(37)	(69)

Pro forma net loss	$(444)	$(610)

Net loss per common share:
Basic and Diluted-as reported	$(0.07)	$(0.09)

Basic and Diluted-pro forma	$(0.07)	$(0.10)

* Of which there were none.

4.          NET LOSS PER COMMON SHARE

                    Basic net loss per common share excludes dilution and is computed by dividing net income by the weighted average of its common shares outstanding for the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company converts common stock options and warrants into potential dilutive shares using the treasury stock method and converts preferred stock into potential dilutive shares using the “if converted” method.

                    A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended

(In thousands, except per share data)	March 21, 2004	March 23, 2003

Basic Net Loss Per Common Share

Net Loss	$(407)	$(541)

Average common shares outstanding	6,017	5,964

Basic net loss per common share	$(0.07)	$(0.09)

Diluted Net Loss Per Common Share

Net Loss	$(407)	$(541)

Average common shares outstanding	6,017	5,964

Dilutive shares:
Stock options	-	-
Convertible preferred stock	-	-

Total shares and dilutive shares	6,017	5,964

Diluted net loss per common share	$(0.07)	$(0.09)

                    The following table presents the total dilutive securities, which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive:

	Twelve Weeks Ended

(In thousands)	March 21, 2004	March 23, 2003

Potential Dilutive Securities

Stock options excluded	1,174	1,208
Stock warrants	100	100
Convertible preferred stock	1,188	1,188

5.          OTHER ACCRUED EXPENSES

                    The components of other accrued expenses are as follows:

(In thousands)	March 21, 2004	December 28, 2003

Accrued workers’ compensation	$828	$836
Unredeemed gift certificates	571	645
Deferred vendor allowances	469	483
Accrued utilities	292	400
Accrued advertising	207	245
Accrued insurance	138	156
Accrued professional fees	104	108
Accrued property taxes	54	189
Other	294	349

	$2,957	$3,411

6.          BORROWING ARRANGEMENTS

                    The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.0% at March 21, 2004) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                    On March 21, 2004, the Company had $1,886,000 of debt outstanding under the Loan described above.  At March 21, 2004, $1,737,000 was included in long-term debt and $149,000 was included in the current portion of long-term obligations.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

                    In March 2004 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank to increase the amount to $3,000,000 and extend the Agreement to May 17, 2005.  Borrowings bear interest at the prime rate (4.0% at March 21, 2004) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On March 21, 2004 the Company had no borrowings under the Agreement, but had $1,972,000 utilized to support outstanding letters of credit required under its workers’ compensation program.  The letters of credit, which are scheduled to expire March 1, 2005, will automatically extend for a one-year period.

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

                    Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at March 21, 2004.  Due to an expected second quarter charge for store closure and lease termination costs for one restaurant of between $200,000 and $375,000, the Company is likely to be out of compliance with one or more of these covenants at the end of the Company’s second quarter of 2004.  The Company believes it can obtain a waiver or renegotiate these covenants with its bank.  However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants.

7.          CONVERTIBLE PREFERRED STOCK

                    The Company’s outstanding Series B non-voting convertible preferred stock is currently held by one entity and is convertible, at the holders’ option, into Series A voting convertible preferred stock on a one-for-one basis.  Although no Series A preferred stock is currently outstanding, holders of Series A preferred stock, if any, would be entitled to vote with common stockholders on all matters submitted to a vote of stockholders.  When and if issued, the holders of a majority of the outstanding Series A preferred stock would have a separate right to approve certain corporate actions.

                    In fiscal 1998, the Company failed to achieve a specified earnings target, which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  The holder has entered into a letter agreement waiving this right until the date that such holder elects to sell, transfer, convey or otherwise dispose of all its shares.

8.          RECENTLY ISSUED ACCOUNTING STANDARDS

                    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004.  The Company adopted the provisions of FIN No. 46 for the fiscal quarter ending March 21, 2004, which did not have a material impact on the financial statements.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twelve weeks ended March 21, 2004.  The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

                    Certain statements set forth in this discussion and analysis of financial condition and results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this release.  These forward-looking statements involve a number of risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading “Business Risks”.  In particular, among these risks and uncertainties is the ability of the Company to return to positive comparable-store sales and improve newer restaurant sales, operate its restaurants profitably, obtain a waiver or renegotiate the Company’s current loan covenant’s with its bank and obtain additional financing, as well as general economic conditions.

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

                    The Company has a $2,200,000 loan (the “Loan”) with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.0% at March 21, 2004) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                    On March 21, 2004 the Company had $1,886,000 of debt outstanding under the Loan described above.  At March 21, 2004 $1,737,000 was included in long-term debt and $149,000 was included in the current portion of long-term obligations.  The amended Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

                    In March 2004 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank to increase the amount to $3,000,000 and extend the Agreement to May 17, 2005.  Borrowings bear interest at the prime rate (4.0% at March 21, 2004) plus 0.5%.  Borrowings under the Agreement are collateralized by the Company’s personal property.  On March 21, 2004 the Company had no borrowings under the Agreement, but had $1,972,000 utilized to support outstanding letters of credit required under its workers’ compensation program.  The letters of credit, which are scheduled to expire March 1, 2005, will automatically extend for a one-year period.

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

                    Covenant compliance is reported quarterly and the Company was in compliance with all covenants under the amended Agreement at March 21, 2004.  Due to an expected second quarter charge for store closure and lease termination costs for one restaurant of between $200,000 and $375,000, the Company is likely to be out of compliance with one or more of these covenants at the end of the Company’s second quarter of 2004.  The Company believes it can obtain a waiver or renegotiate these covenants with its bank.  However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants.

                    The Company had capital lease obligations at March 21, 2004 that totaled $2,704,000 of which $784,000 was included in the current portion of long-term obligations.  Long-Term Debt also included a $112,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

                    The Company’s other long-term liabilities include deferred rent of $2,242,000 at March 21, 2004.  The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases. In addition other long term liabilities includes $171,000 of deferred income at March 21, 2004 from a gain on the 1993 sale and leaseback of a building and land for one of the Company’s restaurants.  The Company is amortizing the gain over the 20-year initial term of the lease. The remaining balance in other long-term liabilities is the non-current portion of certain employee benefit plans.

                    Net cash provided by operating activities of continuing operations for the first twelve weeks of 2004 was $1,000 and consisted of:

(In thousands)

Loss from operations	$(407)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	840
Change in operating assets and liabilities	(315)
Other	(117)

Net cash provided by operating activities	$1

                    Net cash provided by operating activities for the first twelve weeks of 2004 included a change in operating assets and liabilities of ($315,000).  The change in operating assets and liabilities was primarily due to a reduction in accounts payable as the result of the timing of payments to certain vendors and payments for construction invoices that were included in accounts payable at December 28, 2003.

                    During the same period the Company invested $438,000 in property and equipment.

                    The Company’s contractual obligations as of March 21, 2004 are as follows:

(In thousands)
	Total	Remainder of 2004	2005 through 2007	2008 through 2009	2010 and thereafter

Capital Lease Obligations	$2,704	581	2,016	107	-
Secured Note	1,886	111	486	1,289	-
Other Note Payable	112	1	5	4	102
Operating Leases	128,099	7,035	26,916	18,089	76,059
Puchase Obligations	481	90	337	55	-

Total Contractual Cash Obligations	$133,282	$7,818	$29,760	$19,544	$76,161

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

                    The Company intends to finance its operating cash requirements and fiscal 2004 capital requirements through existing cash balances, cash provided by operations and its borrowing arrangements.  However, the Company’s operating cash flow is impacted by the Company’s comparable store sales increases or decreases as well as the Company’s newer restaurants’ sales performance.  The Company’s comparable store sales increased 1.2% in the first quarter of 2004 but the average sales of the seven newer stores, opened less than eighteen months and open for both lunch and dinner, averaged 37.9% below the comparable-store average sales.  The Company expects comparable store sales to continue to improve and the sales performance of its newer restaurants to improve, but there can be no assurance that comparable store sales will improve or newer restaurant sales will improve.  In addition, the Company may seek additional financing to provide greater flexibility.  There can be no assurance that the Company will be able to obtain additional financing when needed on acceptable terms or at all.  To the extent operating cash flow declines, or financing cannot be obtained, the Company intends to further curtail its capital spending plans in 2004 and beyond.

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

                    Operating Losses and Historical Declines in Comparable Store Sales.  Our quarterly and annual operating results and same store sales have fluctuated significantly in the past and are likely to fluctuate significantly in the future.  The Company has reported a loss for the last two years and for the first quarter of 2004 and there can be no assurance that the Company will be profitable over the long or short term.

                    The Company’s comparable store sales decreased for the three fiscal years of 2001 through 2003.  Although the Company’s comparable store sales increased 1.2% in the first quarter of 2004, there can be no assurance that the comparable store sales declines experienced in 2001 through 2003 will not resume or not decline further.

                    Expansion.  The Company believes its growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company resumed its expansion with one new Fresh Choice restaurant opening in 2001, five opening in 2002 and four restaurants opening in 2003.  For the first quarter of 2004 certain of these eight newer locations did not meet the Company’s financial expectations with average sales for the seven newer restaurants, open for both lunch and dinner, not open eighteen months 37.9% below the comparable-store average sales.  There can be no assurance that these eight newer restaurants or any future restaurants will be successful.  The Company recorded a non-cash impairment charge of $3.7 million in 2003 primarily related to four of these restaurants and one additional restaurant.  An impairment charge was deemed appropriate based on the expected cash flows over the remaining lease terms, as compared to the net book value of the restaurant assets. If performance does not improve, or deteriorates further in certain other newer restaurants, the Company may be required to record additional impairment expenses.

                    The Company currently has no development plans for 2004 or beyond.  The Company’s ability to successfully resume an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market.

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

                    Geographic Concentration.  As of April 16, 2004, 42 of the Company’s 56 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions or increased utility costs in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

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

                    Seasonality and Quarterly Fluctuations The Company’s restaurants have typically experienced seasonal fluctuations, as disproportionate amounts of net sales and net income are generally realized in the second and third fiscal quarters.  In addition, the Company’s quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings, restaurant closings and impairment charges.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.  As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year.

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

                    Ability to Obtain Additional Financing.  The Company resumed its restaurant expansion in 2001.  The Company currently has no expansion plans for 2004 or beyond.  The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including its ability to obtain funds.  The Company believes its near-term capital requirements can be met through its existing cash balances, cash provided by operations and its borrowing arrangements. Should the Company seek new financing there can be no assurance that the Company would be able to obtain additional financing on acceptable terms or at all.

                    Loan Covenants.  Due to a potential second quarter charge for store closure and lease termination costs for one restaurant of between $200,000 and $375,000, the Company may be out of compliance with one or more of its existing loan covenants by the end of the Company’s second quarter 2004.  The Company believes it can obtain a waiver or renegotiate these covenants with its bank.  However, there can be no assurance that the Company will be able to obtain a waiver or renegotiate its covenants. If the Company is unable to renegotiate the covenants or obtain a waiver from its bank, the bank could declare the Company’s outstanding loans in default and demand immediate payment in full of all outstanding principal and interest.

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

                    Long-lived assets impairment.  The Company reviews its long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant and the related equipment may not be recoverable.  The Company considers a history of operating losses to be its primary indicator of potential impairment; therefore new restaurants are generally not identified for impairment until a sufficient operating history has been developed.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants.  Impairment evaluations require an estimation of cash flows over the remaining useful life of the restaurants.  If the long-lived assets of a restaurant are not recoverable based upon forecasted undiscounted cash flows, the Company writes down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Generally, management considers the present value of a restaurant’s projected future cash flows and estimated sales values of a restaurant’s long-lived assets in determining fair value.  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results vary from such estimates, significant future impairment could result.

                    In addition, accounting principles generally accepted in the United States of America, (“US GAAP”), requires that the operating losses of underperforming restaurants be recorded in the periods incurred.  US GAAP also requires that reserves for store closures and lease termination costs for any restaurant to be closed not be recognized until a restaurant ceases operations.  Accordingly, if the Company closes restaurants in the future, prior to lease expirations, the Company may incur significant store closure and lease termination charges in the period such restaurants close.

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

Overview

          For the first quarter of 2004 the Company’s earnings improved primarily due to the Company incurring no restaurant opening costs versus $192,000 in the first quarter of 2003.  The Company’s earnings were negatively impacted by the weak sales performance at certain of the Company’s seven newer restaurants open for both lunch and dinner.  Sales at these restaurants were 37.9% below the comparable store average sales.  The Company was encouraged by the 1.2% increase, versus the first quarter of 2003, in comparable store sales, which was primarily the result of increased pricing during the quarter versus the first quarter last year.  In addition, the Company experienced significant cost increases in workers’ compensation and medical insurance costs.

Results of Operations

                    The following table sets forth items in the Company’s statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended

(Dollars in thousands)	March 21, 2004		March 23, 2003

NET SALES	$18,021	100.0%	$17,684	100.0%

COSTS AND EXPENSES:
Cost of sales	4,050	22.5%	4,015	22.7%
Restaurant operating expenses:
Labor	6,361	35.3%	6,086	34.4%
Occupancy and other	5,919	32.8%	5,700	32.2%
General and administrative expenses	1,216	6.7%	1,366	7.7%
Depreciation and amortization	789	4.4%	789	4.5%
Restaurant opening costs	-	-%	192	1.1%

Total costs and expenses	18,335	101.7%	18,148	102.6%

OPERATING LOSS	(314)	(1.7)%	(464)	(2.6)%

Interest income	1	-%	2	-%
Interest expense	(94)	(0.6)%	(79)	(0.5)%

Interest expense, net	(93)	(0.6)%	(77)	(0.5)%

LOSS BEFORE INCOME TAXES	(407)	(2.3)%	(541)	(3.1)%
Provision for income taxes	-	-%	-	-%

NET LOSS	$(407)	(2.3)%	$(541)	(3.1)%

Number of restaurants:
Open at beginning of period	57		53

Open at end of period	57		55

                     The following table presents the components of average restaurant operating income on a per restaurant basis, for the Fresh Choice and Zoopa restaurants open for both lunch and dinner during each period (the Company’s three Fresh Choice Express restaurants, one lunch only Fresh Choice restaurant and one licensed Starbucks retail store are excluded):

	Twelve Weeks Ended

(Dollars in thousands)	March 21, 2004		March 23, 2003

NET SALES	$336	100.0%	$344	100.0%

COSTS AND EXPENSES:
Cost of sales	74	22.2%	77	22.5%
Restaurant operating expenses:
Labor	119	35.3%	118	34.4%
Occupancy and other	109	32.6%	110	32.0%
Depreciation and amortization	14	4.1%	14	4.1%

Total costs and expenses	316	94.2%	320	93.0%

RESTAURANT OPERATING INCOME	$19	5.8%	$24	7.0%

Fresh Choice & Zoopa restaurants included	52.0		49.8

Restaurant operating income excludes restaurant opening costs, general and administrative expenses and interest expense, net.

Results of Operations:  Twelve Weeks Ended March 21, 2004
Compared to Twelve Weeks Ended March 23, 2003

                    Net Sales.  Net sales for the quarter ended March 21, 2004 were $18,021,000; an increase of $337,000, or 1.9%, from sales of $17,684,000 for the quarter ended March 23, 2003. The primary components of the net increase in sales were:

(In thousands)

Increase in comparable Fresh Choice restaurant sales	$181

Incremental sales from eight new Fresh Choice restaurants	90

Change in sales in Fresh Choice Express restaurants and the licensed Starbucks retail store	66

$337

                    The Company had an average of 53.0 Fresh Choice restaurants included in sales in the first quarter of 2004 compared to 50.5 Fresh Choice restaurants in the first quarter of 2003.  The Company does not include any new stores in its comparable store sales until a store has been open for 18-months.  Management believes utilizing an 18-month basis for reporting comparable store sales represents a more realistic indication of the base business trends.  On this basis, sales at the Company’s 45 comparable Fresh Choice restaurants increased 1.2% in the first quarter of 2004 versus the first quarter of 2003.  Comparable store guest counts increased 0.1%, while the comparable store average check increased 1.1% to $7.83, primarily reflecting price increases.

                    Net sales per Fresh Choice restaurant open for both lunch and dinner averaged $336,000 in the first quarter of 2004, a decrease of 2.3% over net sales per restaurant of $344,000 in the first quarter of 2003, due to the lower than expected sales per restaurant from the seven newer restaurants, open for both lunch and dinner, not included in comparable store sales.  Sales at these restaurants were 37.9% below the comparable store average sales.

                    Costs and Expenses.  Cost of sales (food and beverage costs) was 22.5% of sales in the first quarter of 2004 compared to 22.7% in the first quarter of 2003.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

                    Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 68.1% of sales in the first quarter of 2004 compared to 66.6% of sales in the first quarter of 2003, an increase of 1.5% of sales.

                    Labor costs as a percentage of sales were 35.3% for the first quarter of 2004 compared to 34.4% in the first quarter of 2003.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, and higher workers’ compensation and medical benefits costs.

                    Occupancy and other expenses as a percentage of sales were 32.8% for the first quarter of 2004 compared to 32.2% of sales in the first quarter of 2003, an increase of 0.6%, as a percent of sales.  This increase is due primarily to the higher occupancy costs as a percent of average restaurant sales resulting from the lower than expected sales from the Company’s newer restaurants.

                    Depreciation and Amortization.  Depreciation and amortization expenses in the first quarter of 2004 were 4.4% of sales, a decrease of 0.1%, as a percent of sales.  The decline is primarily the result of older restaurants’ assets becoming fully depreciated and the impairment of assets in fiscal 2003.

                    General and Administrative Expenses.  General and administrative expenses were 6.7% of sales in the first quarter of 2004 compared to 7.7% of sales in the first quarter of 2003.  The decrease is primarily the result of reduced spending compared to last year resulting from staff reductions taken in the second quarter of 2003, and higher sales.

                    Restaurant Opening Costs.  The Company had no restaurant opening costs in the first quarter of 2004 versus $192,000 in the first quarter of 2003.  The Company opened no new locations in the first quarter of 2004.

                    Interest Expense, net.  Interest expense, net was  $93,000 in the first quarter of 2004 compared to $77,000 in the first quarter of 2003. This increase is primarily due to additional equipment lease financing for the new stores.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

                    Income Taxes.  The Company recorded no tax benefit from its operating loss in the first quarter of 2004 or the first quarter of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at March 21, 2004, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 4  - Controls and Procedures

          Under the supervision and with the participation of management, including the principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no changes in internal control over financial reporting that would require additional disclosure under Regulation S-K 308(c).

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	Not Applicable.

Item 2 - Changes in Securities	Not Applicable.

Item 3 - Defaults upon Senior Securities	Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders	Not Applicable.

Item 5 - Other Information	Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K. The registrant filed the following report on Form 8-K during the quarter ended March 21, 2004.
	-	on February 19, 2004 reporting the issuance of a press release announcing the results for the fourth quarter and fiscal year ended December 28, 2003.

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
(Principal Executive Officer)

/S/ David E. Pertl

David E. Pertl
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 21, 2004

INDEX TO FORM 10-Q EXHIBITS

Exhibit No.			Description

3.1	(1)		Restated Certificate of Incorporation of Fresh Choice, Inc.

3.2	(8)		Amended By-Laws of Fresh Choice, Inc. dated April 11, 1996

3.3	(10)		Certificate of Amendment of Restated Certificate of Incorporation of Fresh Choice, Inc.

3.4	(10)		Certificate of Designation of Series A Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.5	(10)		Certificate of Designation of Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

3.6	(10)		Certificate of Designation of Series C Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc.

4.1	(10)		Registration Rights Agreement dated September 13, 1996 between Fresh Choice, Inc. and Crescent Real Estate Equities Limited Partnership

10.1	(1)		Form of Indemnity Agreement for directors and officers

10.2	(2)	(3)	Second Amended and Restated 1988 Stock Option Plan

10.3	(2)	(3)	1992 Employee Stock Purchase Plan

10.8	(8)		Preferred Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership dated April 26, 1996

10.18	(6)		Warrant to Purchase up to 75,000 Shares of the Company’s Common Stock issued to Silicon Valley Bank on December 20, 1995

10.19	(6)		Common Stock Purchase Warrant to Purchase 100,000 Shares of the Company’s Common Stock issued to Bain & Company, dated December 15, 1995

10.26	(11)	(3)	Employment Offer Letter to David E. Pertl dated January 24, 1997

10.27	(11)	(3)	Employment Offer Letter to Everett F. Jefferson dated January 30, 1997

10.28	(11)	(3)	Amendment to Employment Offer Letter to Everett F. Jefferson dated February 10, 1997

10.34	(13)	(3)	Consulting Agreement with Charles A. Lynch dated April 17, 1998

10.36	(14)		Loan and Security Agreement dated December 29, 1998 with FINOVA Capital Corporation

10.37	(14)	(3)	Form of Severance Agreement with Senior Vice Presidents

10.43	(17)	(3)	Amendment to Employment offer letter to David E. Pertl dated August 23, 2001

10.44	(17)	(3)	Employment Agreement with Everett F. Jefferson dated October 9, 2001

10.45	(17)	(3)	Amended and Restated Form of Severance Agreement with Senior Vice Presidents dated August 14, 2001

10.46	(17)	(3)	2001 Employee Stock Purchase Plan

10.47	(17)	(3)	Second Amended and Restated 1988 Stock Option Plan as amended through July 12, 2001

10.48	(17)		Promissory Note Secured by Deed of Trust dated August 13, 2001 with Mid-Peninsula Bank

10.49	(17)		Commercial Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 with Mid-Peninsula Bank

10.50	(17)		Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

INDEX TO FORM 10-Q EXHIBITS (continued)

EXHIBIT NO.			DESCRIPTION

10.51	(17)		Pledge Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.52	(17)		Promissory Note dated October 5, 2001 with Mid Peninsula Bank

10.55	(18)	(3)	Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. effective as of December 1, 2001

10.56	(18)	(3)	Trust Agreement Under The Non Qualified Deferred Compensation Plan of Fresh Choice, Inc. dated December 17, 2001

10.57	(19)		Letter dated April 25, 2002 amending the Revolving Loan Agreement dated October 5, 2001 with Mid-Peninsula Bank

10.58	(20)		Change in Terms Agreement dated June 3, 2002 amending the Revolving Loan Agreement dated October 5, 2001with Mid-Peninsula Bank

10.59	(21)		Letter dated December 10, 2002 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 with Mid-Peninsula Bank

10.60	(21)	(3)	2003 Home Office Incentive Plan

10.61	(22)		Letter dated April 7, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002 and December 10, 2002 with Mid-Peninsula Bank

10.62	(23)		Letter dated August 13, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002, December 10, 2002 and April 7, 2003 with Mid-Peninsula Bank.

10.63	(23)		Letter dated August 13, 2003 amending the Commercial Deed of Trust, Financial Security Agreement and Fixture Filing dated Aug 13, 2001 with Mid Peninsula Bank.

10.64	(24)		Letter dated November 19, 2003 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002, December 10, 2002, April 7, 2003 and August 13, 2003 with Mid-Peninsula Bank.

10.65	(24)		Letter dated November 19, 2003 amending the Commercial Deed of Trust, Financial Security Agreement and Fixture Filing dated Aug 13, 2001 as amended August 13, 2003 with Mid Peninsula Bank.

10.66	(24)	(3)	2004 Home Office Incentive Plan.

10.67	(24)

Letter agreement dated December 11, 2003 whereby Crescent Real Estate Equities Ltd. (‘Crescent”) agrees to not convert any of its shares of Series B Preferred into Series A Preferred so long as Crescent owns the Series B Preferred shares.

10.68

Change in Terms Agreement dated March 16, 2004 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002, December 10, 2002, April 7, 2003, August 13,2003 and November 19, 2003 with Mid-Peninsula Bank.

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

INDEX TO FORM 10-Q EXHIBITS  (continued)

(1)

Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3)	Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(6)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on form 10-Q for the quarter ended March 24, 1996.

(10)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.

(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 1996.

(13)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.

(14)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 27, 1998.

(17)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(18)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(19)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(20)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2002.

(21)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

(22)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2003.

(23)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2003.

(24)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.