Form 10-Q
period 2004-06-13
FRESH CHOICE INC
filed 2004-07-28
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 13, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of July 23, 2004 was 6,037,461.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 13, 2004	December 28, 2003

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$948	$1,379
Inventories	443	473
Prepaid expenses and other current assets	636	780

Total current assets	2,027	2,632

PROPERTY AND EQUIPMENT, net	19,710	27,497

DEPOSITS AND OTHER ASSETS	695	725

TOTAL ASSETS	$22,432	$30,854

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,999	$1,948
Other accrued expenses	3,114	3,411
Accrued salaries and wages	1,506	1,538
Sales tax payable	796	551
Current portion of long-term obligations	4,866	918

Total current liabilities	12,281	8,366
CAPITAL LEASE OBLIGATIONS	-	2,123
LONG-TERM DEBT	110	1,886
OTHER LONG-TERM LIABILITIES	2,601	2,769

Total liabilities	14,992	15,144

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value;
3.5 million shares authorized; shares
outstanding: 2004 and 2003 - 1,187,906;
liquidation preference; 2004-$9,133; 2003-$8,826	5,175	5,175
Common stock - $.001 par value;
15 million shares authorized; shares
outstanding: 2004 - 6,037,461; 2003 - 6,017,190	42,743	42,714
Accumulated deficit	(40,478)	(32,179)

Total stockholders’ equity	7,440	15,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,432	$30,854

The December 28, 2003 amounts are derived from the Company’s audited financial statements.
See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended

	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003

NET SALES	$17,696	$18,879	$35,717	$36,563

COSTS AND EXPENSES:
Cost of sales	3,976	4,385	8,026	8,400
Restaurant operating expenses:
Labor	6,180	6,422	12,541	12,508
Occupancy and other	6,025	6,021	11,944	11,721
General and administrative expenses	1,218	1,304	2,434	2,670
Depreciation and amortization	803	829	1,593	1,618
Store closure and asset impairment expenses	7,254	-	7,254	-
Restaurant opening costs	-	44	-	236

Total costs and expenses	25,456	19,005	43,792	37,153

OPERATING LOSS	(7,760)	(126)	(8,075)	(590)

Interest income	-	-	1	2
Interest expense	(132)	(105)	(225)	(184)

Interest expense, net	(132)	(105)	(224)	(182)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,892)	(231)	(8,299)	(772)

Provision for income taxes	-	-	-	-

NET LOSS	$(7,892)	$(231)	$(8,299)	$(772)

Basic and diluted net loss per common share:	$(1.31)	$(0.04)	$(1.38)	$(0.13)

Shares used in computing basic and diluted per share amounts	6,021	5,969	6,019	5,966

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Four Weeks Ended

	June 13, 2004	June 15, 2003

OPERATING ACTIVITIES :
Net loss from continuing operations	$(8,299)	$(772)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,693	1,717
Non-cash store closure and asset impairment expenses	7,187	-
Issuance of common stock for consulting services	-	1
Loss (gain) on disposal of property and equipment	(4)	16
Deferred rent	(192)	(157)
Change in operating assets and liabilities:
Inventories	17	(63)
Prepaid expenses and other current assets	144	(777)
Accounts payable	51	(432)
Accrued salaries and wages	-	54
Sales tax payable	245	297
Other accrued expenses	(530)	(126)

Net cash provided (used) by operating activities	312	(242)

INVESTING ACTIVITIES:
Capital expenditures	(823)	(2,076)
Proceeds from sale of property and equipment	6	-
Deposits and other assets	(4)	(2)

Net cash used in investing activities	(821)	(2,078)

FINANCING ACTIVITIES:
Common stock sales	28	44
Bank borrowings	500	-
Long-term debt - repayments	(73)	(67)
Capital lease obligations - borrowings	-	904
Capital lease obligations - repayments	(377)	(360)

Net cash provided by financing activities	78	521

DECREASE IN CASH AND CASH EQUIVALENTS	(431)	(1,799)
CASH AND CASH EQUIVALENTS:

Beginning of period	1,379	2,994

End of period	$948	$1,195

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$195	$107

Cash paid during the period for income taxes	$-	$44

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve and Twenty-Four Weeks Ended June 13, 2004 and June 15, 2003
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

                    On July 12, 2004 (the “Petition Date”), Fresh Choice, Inc. (the “Company”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”). The case has been assigned No. 04-54318 (“Chapter 11 Case”).  The Company is operating its business and managing its property as a debtor in possession of its assets and the Company’s existing directors and officers continue to oversee operation of the Company’s business as a debtor-in-possession.

Financial Statement Presentation

                    The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments.  The bankruptcy filing and related circumstances, including the closure of ten stores, the Company’s default on certain pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about the Company’s ability to continue as a going concern, accordingly, such realization of assets and liquidation of liabilities are subject to uncertainty.  In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements.  Further a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

                    Pursuant to the Bankruptcy Code, schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company.  Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Case.

                    The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims.

                    As part of the Filing, the Company rejected certain leases as allowed by the Bankruptcy Code.  The Company will record an accrual of approximately $3.5 million, in the third quarter, for the estimated maximum amount of allowable claims under the Bankruptcy Code for the ten restaurants closed in early July whose leases were rejected.

2.       STOCK-BASED COMPENSATION

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

                    The following table illustrates the effect on net loss and net loss per common share if the Company had applied fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

	Twelve Weeks Ended		Twenty-Four Weeks Ended

(In thousands, except per share data)	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003

Net loss	$(7,892)	$(231)	$(8,299)	$(772)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(33)	(51)	(71)	(120)

Pro forma net loss	$(7,925)	$(282)	$(8,370)	$(892)

Net loss per common share:
Basic and diluted- as reported	$(1.31)	$(0.04)	$(1.38)	$(0.13)

Basic and diluted-pro forma	$(1.32)	$(0.05)	$(1.39)	$(0.15)

3.       NET LOSS PER COMMON SHARE

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

                    A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended

(In thousands, except per share data)	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003

Basic Net Loss Per Common Share

Net Loss	$(7,892)	$(231)	$(8,299)	$(772)

Average common shares outstanding	6,021	5,969	6,019	5,966

Basic net loss per common share	$(1.31)	$(0.04)	$(1.38)	$(0.13)

Diluted Net Loss Per Common Share

Net Loss	$(7,892)	$(231)	$(8,299)	$(772)

Average common shares outstanding	6,021	5,969	6,019	5,966

Dilutive shares:
Stock options	-	-	-	-
Convertible preferred stock	-	-	-	-

Total shares and dilutive shares	6,021	5,969	6,019	5,966

Diluted net loss per common share	$(1.31)	$(0.04)	$(1.38)	$(0.13)

                    The following table presents the total dilutive securities, which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive:

	Twelve Weeks Ended		Twenty-Four Weeks Ended

(In thousands)	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003

Potential Dilutive Securities

Stock options excluded	1,172	1,180	1,172	1,180
Stock warrants	100	100	100	100
Convertible preferred stock	1,188	1,188	1,188	1,188

4.       OTHER ACCRUED EXPENSES

                    The components of other accrued expenses are as follows:

                    The following table presents the total dilutive securities, which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive:

(In thousands)	June 15, 2004	December 28, 2003

Accrued workers’ compensation	$833	$836
Unredeemed gift certificates	588	645
Deferred vendor allowances	421	483
Accrued utilities	223	400
Accrued advertising	260	245
Accrued property taxes	98	189
Accrued insurance	118	156
Store closure reserve	233	-
Accrued professional fees	107	108
Other	233	349

	$3,114	$3,411

5.       BORROWING ARRANGEMENTS

                    The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Note bears interest at the prime rate (4.0% at June 13, 2004) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                    On June 13, 2004 the Company had $1,850,000 of debt outstanding under the Loan described above, all of which was included in the current portion of long-term obligations as the Company was not in compliance with the minimum debt service ratio and the bank had the right, subject to the automatic stay in effect during the bankruptcy case, to demand payment of the balance due.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.  On May 13, 2004 the Company had obtained a waiver of the minimum tangible net worth requirement.

                    In March 2004 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank to increase the amount to $3,000,000 and extend the Agreement to May 17, 2005.  Borrowings bear interest at the prime rate (4.0% at June 13, 2004) plus 0.5%.  Certain of the Company’s personal property collateralize borrowings under the Agreement.  On June 13, 2004 the Company had $500,000 in borrowings outstanding under the Agreement which was included in the current portion of long-term obligations as the Company was not in compliance with certain covenants under the agreement and the bank had the right, subject to the automatic stay in effect during the bankruptcy case, to demand payment of the balance due.   In addition, the Company had $2,322,000 utilized to support outstanding letters of credit required under its workers’ compensation program.  The letters of credit, which are scheduled to expire March 1, 2005, will automatically extend for a one-year period.

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

                    Covenant compliance is reported quarterly and the Company was not in compliance with the minimum debt service ratio and the maximum debt to tangible net worth ratio under the amended Agreement at June 13, 2004. On May 13, 2004 the Company had obtained a waiver of the minimum tangible net worth requirement for the quarter ended June 13, 2004 and further lowered its fixed asset acquisition limit.

                    The Company had capital lease obligations at June 13, 2004 that totaled $2,515,000, all of which was included in the current portion of long-term obligations as the Company did not make the July 1, 2004 required payments which gave the leasing companies the right, subject to the automatic stay in effect during the bankruptcy case, to demand payment of the remaining lease payments.  Long-Term Debt also included a $111,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

                    At June 13, 2004 the current portion of long-term obligations consisted of:

(In thousands)

Current Portion

Secured Note	$1,850
Secured Line of Credit	500
Capital Lease Obligations	2,515
Other Note Payable	1

Total Current Portion of long- term obligations	$4,866

6.       STORE CLOSURE AND ASSET IMPAIRMENT EXPENSES

                    In the second quarter ended June 13, 2004, the Company recorded a non-cash impairment charge of $6,954,000 for the write-down of buildings, leasehold improvements and equipment to fair value for eighteen of the Company’s restaurants. The Company closed ten of these restaurants in the third quarter (eight of which had been previously impaired). The Company intends to either sell or discontinue operations at four of the other impaired restaurants. Fifteen of the impaired locations are located in Southern California, Texas and Washington, which are outside of the Company’s core northern California markets.  The ten closed restaurants were operating at negative cash flows and were currently projected to incur future negative cash flows.  The impairment charge for the eighteen restaurants was required because the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets. In addition, the Company closed one previously impaired restaurant in the second quarter and recorded a $300,000 charge for the estimated cash costs associated with the restaurant closure and settlement of the lease obligation. The Company will record a charge of approximately $3.5 million in the third quarter for the expected liability from rejection of the leases for the ten closed restaurants under Section 502 (B)(6) of the Bankruptcy Code

7.       CONVERTIBLE PREFERRED STOCK

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

                    In fiscal 1998, the Company failed to achieve a specified earnings target, which constituted an event of default of the terms of the preferred stock agreement and which triggered the right of the Series A preferred stockholders, if any, to elect a majority of the Company’s Board of Directors.  The holder of the Series B preferred stock has not initiated any action to convert such shares into shares of Series A preferred stock nor has it exercised its right to elect a majority of the Board of Directors.  The holder has entered into a letter agreement waiving this right until the date that such holder elects to sell, transfer, convey or otherwise dispose of all its shares.

8.       DISCONTINUED OPERATIONS

                 When a restaurant is closed or held for sale, the Company makes an evaluation as to whether its results should be reflected as discontinued operations in accordance with Statement of Financial Accounting Standard 144-”Accounting for the Impairment or Disposal of Long-Lived Assets.”

                 Subsequent to June 13, 2004, the Company has closed ten restaurants and is holding four for sale.  The Company is in the process of determining which of these restaurants will be reflected as discontinued operations under its policy.  In summary the results of operations for the fourteen restaurants included in continuing operations in the twelve and twenty-four weeks ended June 13, 2004 and June 15, 2003 is as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended

(In thousands)	June 13, 2004	June 15, 2003	June 13, 2004	June 15, 2003

Net sales	$2,962	$3,333	$6,119	$6,276

Cost of sales	756	886	1,559	1,658
Restaurant operating expenses:
Labor	1,330	1,382	2,717	2,704
Occupancy and other	1,302	1,189	2,571	2,203
Depreciation and amortization	198	223	399	399

Total costs and expenses	3,586	3,680	7,246	6,964

Operating loss	$(624)	$(347)	$(1,127)	$(688)

9.       SUBSEQUENT EVENT

                    On July 12, 2004, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court. The case has been assigned to the Honorable Arthur Weissbrodt and bears case No. 04-54318.  The Company is operating its business and managing its property as a debtor in possession of its assets and the Company’s existing directors and officers continue to oversee operation of the Company’s business as a debtor-in-possession. In the days before the filing the Company closed ten restaurants and expects to record a charge of approximately $3.5 million in the third quarter for the expected liability from rejection of the leases under Section 502 (B)(6) of the Bankruptcy Code. The Company continues to operate 46 restaurants primarily located in Northern California.

10.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    The following discussion is intended to highlight significant changes in the Company’s financial position and results of operations for the twelve and twenty-four weeks ended June 13, 2004.  The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

                    Certain statements set forth in this discussion and analysis of financial condition and results of operations including, among others, the Company’s ability to continue as a going-concern and trends in or expectations regarding the Company’s operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors as set forth under the heading “Business Risks”, including the ability of the Company to successfully reorganize its remaining operations and restructure its financial affairs under Chapter 11 of the Bankruptcy Code; the ability of the Company to return to positive comparable-store sales and achieve profitability; and the Company’s ability to secure and retain services of experienced personnel during the Chapter 11 proceedings.

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

                    On July 12, 2004, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court. The case has been assigned No. 04-54318.  The Company is operating its business and managing its property as a debtor in possession of its assets and the Company’s existing directors and officers continue to oversee operation of the Company’s business as a debtor-in-possession.

Consequences of the Chapter 11 Filing

                    As a consequence of the Filing, all pending claims against the Company are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company.   In addition, pursuant to Section 365 of the Bankruptcy Code, the Company may reject or assume pre-petition executory contracts and unexpired leases. The non-debtor parties to these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process.

                    As provided by the Bankruptcy Code, the Company initially will have the exclusive right for 120 days following the Petition Date to propose a plan of reorganization.  If the Company fails to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan within 180 days after the Petition Date or any extension thereof, other parties in interest may be permitted to propose their own plan or plans of reorganization for the Company.  The Company is unable to predict at this time what the treatment of creditors and equity holders of the Company will be under any proposed plan or plans of reorganization.

                    The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met.  The payment rights and other entitlements of pre-petition creditors and the Company’s stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case.   There can be no assurance that there will be sufficient assets to satisfy the Company’s pre-petition liabilities in whole or that the Company’s equity securities will have any continuing value. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims and the Company’s equity securities could be cancelled.  In addition, the Company has not yet proposed a plan of reorganization.  It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Company or the interests of the Company’s equity security holders.

                    The Company believes it will need to obtain additional financing to fund the operations during the Chapter 11 proceedings. The Company believes it has sufficient capital to fund its operations through August 2004.  It is attempting to finance its unmet capital needs after August 2004 through some combination of vendor and debtor in possession financing.  There can be no assurance that additional capital will be available on terms acceptable to the Company, or at all.  Failure to raise sufficient additional capital would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure in Chapter 11.

                    In addition, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Company) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, any orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code.  The consolidated financial statements contain no adjustments related to this uncertainty.

                     On July 21, 2004, the Company’s securities were delisted from the NASDAQ National Market. The Company’s common stock currently trades on the NASD OTC under the symbol SALDQ.PK.

Background of Filing

                    The Company’s operations have produced losses on declining same store sales for much of the past three years.  In addition, the Company’s new restaurants, opened during the same time period, have not performed up to the Company’s expectations and have suffered significant losses.  The Company’s comparable store sales improved in the first quarter of 2004 and the Company expected that this positive trend would continue into the second and third quarters, traditionally the Company’s strongest sales periods.

                    The Company’s comparable store sales did not continue to improve as the Company expected.  Instead, comparable store sales were down 4.8% in the second quarter of 2004 versus the same quarter a year-ago.  In fact, the sales trend grew worse during the second quarter with comparable store sales down, versus the comparable year-ago period, 2.3% in the first four-week period of the second quarter, 3.5% in the second four-week period and 8.6% in the last four-week period of the quarter.  This trend has continued with comparable store sales down 8.9% for the first four-week period of the third quarter.

                    In addition, sales at the Company’s newer restaurants did not improve as expected and continued to perform below expectations.  Average restaurant sales at the Company’s five newer locations, open for both lunch and dinner and not included in comparable store sales, were 46.1% below the comparable store sales average for the second quarter.

                    These declining sales trends resulted in reduced earnings and cash flow.  As a result of the reduced earnings and cash flow, the Company failed to achieve the required minimum debt service coverage or maximum debt to tangible net worth ratios required under the Company’s lending agreements.  Failure to achieve these covenants gave the bank the right, subject to the automatic stay in effect during the bankruptcy case, to declare the Company’s loans in default and to demand payment of the $1,850,000 of outstanding debt under its secured loan and the $500,000 outstanding debt under its revolving line of credit.

                    As the sales continued to deteriorate the Company’s revised internal projections indicated the Company would not generate sufficient cash to cover operating and capital requirements for the remainder of fiscal 2004.  The Company, therefore, decided to close ten cash flow negative restaurants in early July and file for protection under Chapter 11 of the Bankruptcy Code on July 12, 2004.

Financial Statement Presentation

                    The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments.  The bankruptcy filing and related circumstances, including the closure of ten stores, the Company’s default on certain pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about the Company’s ability to continue as a going concern, accordingly, such realization of assets and liquidation of liabilities are subject to uncertainty.  In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements.  Further a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

                    Pursuant to the Bankruptcy Code, schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company.  Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Case.

                    The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims.

                    As part of the Filing, the Company rejected certain leases as allowed by the Bankruptcy Code.  The Company will record an accrual of approximately $3.5 million, in the third quarter, for the estimated maximum amount of allowable claims under the Bankruptcy Code for the ten restaurants closed in early July whose leases were rejected.

Liquidity and Capital Resources

                    The Company’s operations have produced losses on declining same store sales for much of the past three years.  These declining sales trends resulted in reduced earnings and cash flow and an increased net working capital deficit.  As sales continued to deteriorate, the Company’s revised internal projections indicated the Company would not generate sufficient cash to cover operating and capital requirements for the remainder of fiscal 2004.  The Company, therefore, decided to close ten cash flow negative restaurants in early July and file for protection under Chapter 11 of the Bankruptcy Code on July 12, 2004.

                    The Company believes it will need to obtain additional financing to fund the operations during the Chapter 11 proceedings. The Company believes it has sufficient capital to fund its operations through August 2004.  It is attempting to finance its unmet capital needs after August 2004 through some combination of vendor and debtor in possession financing.  There can be no assurance that additional capital will be available on terms acceptable to the Company, or at all.  Failure to raise sufficient additional capital would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure in Chapter 11.

                    In addition, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Company) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, any orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization under the Bankruptcy Code.  The consolidated financial statements contain no adjustments related to this uncertainty.

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

                    The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.  The Note bears interest at the prime rate (4.0% at June 13, 2004) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

                    On June 13, 2004 the Company had $1,850,000 of debt outstanding under the Loan described above, all of which was included in the current portion of long-term obligations at June 13, 2004 as the Company was not in compliance with the minimum debt service ratio and the bank had the right, subject to the automatic stay in effect during the bankruptcy case, to demand payment of the balance due.  On May 13, 2004 the Company had obtained a waiver of the minimum tangible net worth requirement.

                    In March 2004 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank to increase the amount to $3,000,000 and extend the Agreement to May 17, 2005.  Borrowings bear interest at the prime rate (4.0% at June 13, 2004) plus 0.5%.  Certain of the Company’s personal property collateralize borrowings under the Agreement.  On June 13, 2004 the Company had $500,000 in borrowings outstanding under the Agreement which was included in the current portion of long-term obligations as the Company was not in compliance with certain covenants under the agreement and the bank had the right, subject to the automatic stay in effect during the bankruptcy case, to demand payment of the balance due.   In addition, the Company had $2,322,000 utilized to support outstanding letters of credit required under its workers’ compensation program.  The letters of credit, which are scheduled to expire March 1, 2005, will automatically extend for a one-year period.

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

                    Covenant compliance is reported quarterly and the Company was not in compliance with the minimum debt service ratio and the maximum debt to tangible net worth ratio under the amended Agreement at June 13, 2004. On May 13, 2004 the Company had obtained a waiver of the minimum tangible net worth requirement and further lowered its fixed asset acquisition limit.

                    The Company had capital lease obligations at June 13, 2004 that totaled $2,515,000, all of which was included in the current portion of long-term obligations as the Company did not make the July 1, 2004 required payments which gave the leasing companies the right to demand payment of the remaining lease payments.  Long-Term Debt also included a $111,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

                    At June 13, 2004 the current portion of long-term obligations consisted of:

(In thousands)

Current Portion

Secured Note	$1,850
Secured Line of Credit	500
Capital Lease Obligations	2,515
Other Note Payable	1

Total Current Portion of long- term obligations	$4,866

                    The Company’s other long-term liabilities include deferred rent of $2,169,000 at June 13, 2004.  The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases. In addition other long term liabilities includes $167,000 of deferred income at June 13, 2004 from a gain on the 1993 sale and leaseback of a building and land for one of the Company’s restaurants.  The Company is amortizing the gain over the 20-year initial term of the lease. The remaining balance of $265,000 in other long-term liabilities is the non-current portion of certain employee benefit plans.

                    Net cash provided by operating activities for the first twenty-four weeks of 2004 was $312,000 and consisted of:

(In thousands)

Loss from operations	$(8,299)
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Depreciation and amortization	1,693
Non-cash store closure and asset impairment expenses	7,187
Change in operating assets and liabilities	(73)
Change in deferred rent and other	(196)

Net cash provided by operating activities	$312

                    Net cash provided by operating activities for the first twenty-four weeks of 2004 included a change in operating assets and liabilities of ($73,000).  The change in operating assets and liabilities of ($73,000) was primarily due to the timing of payments on certain accrued liabilities, particularly utilities and property taxes, partially offset by the collection of the tenant improvement receivable outstanding at December 28, 2003.  The Change in deferred rent and other is primarily the result of the timing of rent payments versus the expense recorded in the statement of operations.

                    During the same period the Company invested $823,000 in property and equipment, consisting primarily of restaurant equipment and the remodeling of one restaurant.

                    The Company’s contractual obligations as of June 13, 2004 are as follows:

(In thousands)

	Total	Remainder of 2004	2005 through 2007	2008 through 2009	2010 and thereafter

Secured Note	$1,850	$1,850	$-	$-	$-
Secured Line of Credit	500	500	-	-	-
Capital Lease Obligations	2,515	2,515	-	-	-
Other Note Payable	111	1	4	4	102
Operating Leases	129,390	4,786	26,856	18,054	79,694

Total Contractual Cash Obligations	$134,366	$9,652	$26,860	$18,058	$79,796

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

                    The Company’s future growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company does not currently have plans to open any new restaurants in 2004.  The Company’s ability to resume an expansion strategy will depend upon a variety of factors, including its return to profitability and the Company’s ability to obtain funds.  See “Business Risks” included herein.

Post Filing Liquidity

                    On July 12, 2004 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, and, as a result, all pending claims against the Company are stayed automatically.  Accordingly, subject to the requirements of Bankruptcy Code Section 315, the Company may reject or assume pre-petition executory contracts and leases as allowed by the Bankruptcy Code.  The Company has rejected the leases at eleven closed restaurants and is currently reviewing all other pre-petition executory contracts to determine which other agreements it will assume or reject.

                    Currently, subject to resolution of outstanding leases claims and its ability to raise interim financing, the Company believes that all known, non-disputed, non-contingent claims will be paid in full. However, there is no assurance that there will be sufficient assets to satisfy the Company’s pre-petition liabilities in whole. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims.  Although the Company expects that it will have excess assets after payment of liabilities, and that there will be continuing value for holders of its equity securities, there can be no assurance that its equity securities will continue to have value.  It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the Company’s creditors or the interests of the Company’s equity security holders.

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

                    Bankruptcy Filing.  On July 12, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result, the Company is presently operating its business as a debtor-in-possession.  Currently, neither the Company nor its creditors have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that the Company or its creditors committee may propose.  As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization for 120 days following the filing of its Chapter 11 petition.  If the Company fails to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan within 180 days of the Filing Date or any extension of such period, other parties in interest in the Chapter 11 Case may be permitted to propose their own plan or plans of reorganization.   The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of the Company’s remaining assets.  Furthermore, there can be no assurance that there will be any improvement in the Company’s financial condition or results of operations upon consummation of a plan of reorganization.  During the Chapter 11 Case, the Company has incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings.  These costs, which will be expensed as incurred, are expected to significantly affect the Company’s results of operations and decrease assets available for use in the reorganization.  Further, the Chapter 11 filing, and the potential adverse publicity associated with it, may have adverse effects on the Company’s business and ability to reorganize.  Customers counts in the Company’s remaining restaurants declined following the announcement of the Chapter 11 filing, and they may continue to decline as the result of publicity surrounding the filing.  In addition, the Company’s current vendors may attempt to cancel services or renegotiate existing arrangements as a result of the Chapter 11 filing.

                    In addition, the Company has not yet proposed its plan of reorganization, and it is uncertain at this time what will be the effect of the plan on its creditors and stockholders.  The Company does not know if the plan will provide for payment of the whole or part of the claims of its creditors, nor whether the current equity securities will remain intact.  Moreover, the Company may be unable to develop, prosecute, confirm and consummate a plan of reorganization, and may incur unanticipated expenses of and liabilities associated with bankruptcy.  The Company may also incur additional, unknown claims, as part of its bankruptcy proceeding that it cannot currently determine.  If such claims are filed, they would reduce the amount available for distribution to the Company’s creditors and stockholders.

                    Operating Losses and Historical Declines in Comparable Store Sales.  The Company’s quarterly and annual operating results and same store sales have fluctuated significantly in the past and are likely to fluctuate significantly in the future.  The Company has reported a loss for the last two years and for the first twenty-four weeks of 2004 and there can be no assurance that the Company will be profitable over the long or short term.

                    The Company’s comparable store sales decreased for the three fiscal years of 2001 through 2003 and have decreased 1.7% in the first twenty-four weeks of 2004.  This trend has continued with comparable store sales down 8.9% for the first four-week period of the third quarter.  There can be no assurance that the comparable store sales declines experienced in 2001 through 2003, and through the first twenty-four weeks of 2004, will not continue or not decline further.

                    Operating as a ”Going Concern.”  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments.  The bankruptcy filing and related circumstances, including the closure of ten stores, the Company’s default on certain pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about the Company’s ability to continue as a going concern.  The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet the Company’s obligations as they become due.  The Company has assumed all of the foregoing.  Should some or all of these assumptions prove to be unfounded or prove to be untrue in the future, the Company’s results of operations and financial condition will be adversely affected and its ability to continue as a going concern will be doubtful.

                    NASDAQ Delisting.  In July 2004 the Company’s common stock was delisted from the NASDAQ National Market.  The Company’s common stock is quoted on the NASD Over-the-Counter (OTC) bulletin board quotation service.  This has reduced the market and liquidity of the Company’s common stock and consequently the ability of stockholders and broker/dealers to purchase and sell shares of the Company’s stock in an orderly manner or at all.  The volume of trading in the Company’s stock has continued to decline since its bankruptcy filing.  Trading in the Company’s common stock through market makers and quotation on the OTC Bulletin Board entails other risks.  Due in part to the decreased trading price of the Company’s common stock and absence of analyst coverage, the trading price of the Company’s common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the NASDAQ National Market.

                    Ability to Obtain Additional Financing.  The Company believes it will need to obtain additional financing to fund the operations during the Chapter 11 proceedings. The Company believes it has sufficient capital to fund its operations through August 2004.  It is attempting to finance its unmet capital needs after August 2004 through some combination of vendor and debtor in possession financing.  There can be no assurance that additional capital will be available on terms acceptable to the Company, or at all.  Failure to raise sufficient additional capital would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure in Chapter 11.

                    Employee Retention During Bankruptcy.  The success of the Company depends on the efforts of key management personnel.  The Company’s success will depend on its ability to motivate and retain its key crewmembers and to attract qualified personnel, particularly general managers, for its restaurants during the Chapter 11 proceedings.  In addition, the loss of the services of any other key administrative personnel could materially adversely affect the Company’s ability to manage its affairs while in bankruptcy.

                    Loan Covenants.  The Company did not achieve the required minimum debt service coverage or maximum debt to tangible net worth ratios as required under the Company’s lending agreements.  Failure to achieve these covenants gives the bank the right, subject to the automatic stay in effect during the bankruptcy case, to declare the loans in default and to demand payment of the $1,850,000 of outstanding debt under its secured loan and the $500,000 outstanding debt under its revolving line of credit.

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

                    Geographic Concentration.  As of July 23, 2004, 37 of the Company’s 46 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company’s restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company’s overall results of operations.  In addition, given the Company’s present geographic concentration in Northern California, adverse weather conditions, changes in the work force, increased utility costs or other external factors in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company’s restaurants were more broadly dispersed.

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

                    Seasonality and Quarterly Fluctuations The Company’s restaurants have typically experienced seasonal fluctuations, as disproportionate amounts of net sales and net income are generally realized in the second and third fiscal quarters.  Because of the seasonality of the Company’s business, the fourth quarter has the lowest average sales of any quarter of the year.  The decline in average sales results in a substantial decline in the Company’s profits due to the significant amount of fixed and semi-fixed costs inherent in operating restaurants.  In addition, the Company’s quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings, restaurant closings and impairment charges.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.  As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year.

                    Expansion.  The Company believes its future growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company currently has no development plans for 2004 or beyond.  The Company’s ability to successfully resume an expansion strategy will depend upon a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant locations, negotiate acceptable lease terms, obtain required government approvals, construct new restaurants in a timely manner, attract, train and retrain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital to finance expansion and  equipment costs, as well as general economic conditions and the degree of competition in the particular market.

                    Any future expansion plans by the Company may include entering new geographic regions in which the Company has no previous operating experience.  There can be no assurance that the Fresh Choice concept will be successful in new geographic regions.  In addition the Company expects intense competition for restaurant sites, which may result in the Company having difficulty leasing desirable sites on terms that are acceptable to the Company. The Company expects that in some cases competitors may be willing to pay more than the Company for sites.  These circumstances may make it difficult for the Company to achieve any new store growth objectives.

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

                    Control by Major Shareholder.  Crescent Real Estate Equities Limited Partnership (“Crescent”) holds 1,187,906 shares of Series B non-voting convertible preferred stock, which is convertible into Series A voting convertible preferred stock at any time at the option of the holder.  Upon conversion, holders of Series A preferred stock would be entitled to vote with common stockholders and would have a separate right to approve certain corporate actions, such as amending the Company’s Certificate of Incorporation or Bylaws, effecting a merger or sale of the Company, or making a fundamental change in the Company’s business activity.  In addition, because the Company did not achieve a specified earnings target in 1998, the holders of Series A preferred stock, if any, would have the right to elect a majority of the Company’s Board of Directors.  Crescent has entered into a letter agreement waiving this right until the date that Crescent elects to sell, transfer, convey or otherwise dispose of all its shares.  These factors could have the effect of delaying, deferring or preventing a change in control of the Company and, as a result, could discourage acquisition bids for the Company and limit the price that investors are willing to pay for shares of common stock.

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

                    Long-lived assets impairment.  The Company reviews its long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant and the related equipment may not be recoverable.  The Company considers a history of operating losses to be its primary indicator of potential impairment; therefore new restaurants are generally not identified for impairment until a sufficient operating history has been developed.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the individual restaurants.  Impairment evaluations require an estimation of cash flows over the remaining useful life of the restaurants.  If the long-lived assets of a restaurant, generally consisting of leasehold improvements and equipment, are not recoverable based upon forecasted undiscounted cash flows, the Company writes down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Generally, management considers the present value of a restaurant’s projected future cash flows and estimated sales values of a restaurant’s long-lived assets in determining fair value.  Considerable management judgment is necessary to estimate projected future operating cash flows and the fair value of impaired assets.  Accordingly, if actual results vary from such estimates, significant future impairment could result.

                    In the second quarter of 2004, the Company identified ten additional restaurants where the projected undiscounted cash flows, based upon recent results, indicated that the carrying amount of fixed assets would not be recovered.  The Company, subsequent to quarter end, decided to either sell or close six of these restaurants.  The impairment charge related to these restaurants was $6,060,000.  Additional impairment charges of $894,000 were recorded for restaurants whose assets were previously partially impaired as it was determined based upon revised projections, which reflected deteriorating results, that the carrying value of the remaining equipment would not be recovered.  If sales continue to deteriorate in other restaurants additional impairment charges may be required.

                    In addition, accounting principles generally accepted in the United States of America, (“US GAAP”), requires that the operating losses of underperforming restaurants be recorded in the periods incurred.  US GAAP also requires that reserves for store closures and lease termination costs for any restaurant to be closed not be recognized until a restaurant ceases operations.  Accordingly, the Company recorded a charge of $300,000 for the estimated cash costs associated with the restaurant closure and settlement of lease obligation for the restaurant closed in the second quarter.  The Company will record a charge of approximately $3.5 million in the third quarter for the expected liabilities from rejection of the leases for the ten restaurants closed in early July 2004.  Additionally, if the Company closes restaurants in the future, prior to lease expirations, the Company may incur significant store closure and lease termination charges in the period such restaurants close.

                    Workers’ Compensation Claims Accrual.  The Company records estimates for workers’ compensation claims under its workers’ compensation program.  The Company evaluates the adequacy of these accruals by evaluating information periodically provided by its insurance carrier regarding the Company’s historical experience and trends relating to insurance claims and payments and general industry experience regarding the expectation of future trends in claims development. If such information indicates that the accruals are overstated or understated, the Company will reduce or provide additional accruals as appropriate. If a greater number of claims occur in comparison to the amount of claims estimated or medical costs increase beyond anticipated costs, additional charges may be required in the period such determination was made.  The accrual for such claims was $833,000 at June 13, 2004 versus $836,000 at December 28, 2003.

                    Discontinued Operations.  Considerable management judgment is necessary to determine whether a closed restaurant should be classified as discontinued operations.  In general, the Company considers the extent to which the restaurant’s operations and cash flow are expected to be absorbed by other currently operated restaurants or replaced with a new restaurant in making this determination.  A closed restaurant, or group of restaurants, which is located in an isolated market and not replaced, would generally be classified as discontinued operations.  The Company did not consider the closure of the restaurant in the second quarter a discontinued operation as a significant portion of the closed restaurant sales were absorbed by another currently operating restaurant, management anticipates that as a result of the closing of ten restaurants in the third quarter that it will have discontinued operations in future quarters.

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

Overview

                    The Company’s operations have produced losses on declining same store sales for most of the past three years.  In addition, the Company’s new restaurants, opened during the same time period, have not performed up to the Company’s expectations and have suffered significant losses.  The Company’s comparable store sales improved in the first quarter of 2004 and the Company expected that this positive trend would continue into the second and third quarters, traditionally the Company’s strongest sales periods.

          The Company’s comparable store sales did not continue to improve as the Company expected.  Instead, comparable store sales were down 4.8% in the second quarter of 2004 versus the same quarter a year-ago.  In fact, the sales trend grew worse during the second quarter with comparable store sales down, versus the comparable year-ago period, 2.3% in the first four-week period of the second quarter, 3.5% in the second four-week period and 8.6% in the last four-week period of the quarter.  This trend has continued with comparable store sales down 8.9% for the first four-week period of the third quarter.

                    In addition, sales at the Company’s newer restaurants did not improve as expected and continued to perform below expectations.  Average restaurant sales at the Company’s five newer locations, open for both lunch and dinner and not included in comparable store sales, were 46.1% below the comparable store sales average for the second quarter.

                    These declining sales trends resulted in reduced earnings and cash flow.  As a result of the reduced earnings and cash flow, the Company failed to achieve the required minimum debt service coverage or maximum debt to tangible net worth ratios required under the Company’s lending agreements.  Failure to achieve these covenants gave the bank the right, subject to the automatic stay in effect during the bankruptcy case, to declare the Company’s loans in default and to demand payment of the $1,850,000 of outstanding debt under its secured loan and the $500,000 outstanding debt under its revolving line of credit.

                    The Company’s internal projections indicated the Company would not generate sufficient cash to cover operating and capital requirements for the remainder of fiscal 2004.  The Company, therefore, decided to close ten cash flow negative restaurants in early July and file for protection under Chapter 11 of the Bankruptcy Code on July 12, 2004.

Results of Operations

                    The following table sets forth items in the Company’s statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended

(Dollars in thousands)	June 13, 2004		June 15, 2003		June 13, 2004		June 15, 2003

NET SALES	$17,696	100.0%	$18,879	100.0%	$35,717	100.0%	$36,563	100.0%

COSTS AND EXPENSES:
Cost of sales	3,976	22.5%	4,385	23.2%	8,026	22.5%	8,400	23.0%
Restaurant operating expenses:
Labor	6,180	34.9%	6,422	34.0%	12,541	35.1%	12,508	34.2%
Occupancy and other	6,025	34.1%	6,021	31.9%	11,944	33.4%	11,721	32.1%
General and administrative expenses	1,218	6.9%	1,304	6.9%	2,434	6.8%	2,670	7.3%
Depreciation and amortization	803	4.5%	829	4.4%	1,593	4.5%	1,618	4.4%
Store closure and asset impairment expenses	7,254	41.0%	-	-%	7,254	20.3%	-	-%
Restaurant opening costs	-	-%	44	0.3%	-	-%	236	0.6%

Total costs and expenses	25,456	143.9%	19,005	100.7%	43,792	122.6%	37,153	101.6%

OPERATING LOSS	(7,760)	(43.9)%	(126)	(0.7)%	(8,075)	(22.6)%	(590)	(1.6)%

Interest income	-	-%	-	-%	1	-%	2	-%
Interest expense	(132)	(0.7)%	(105)	(0.5)%	(225)	(0.6)%	(184)	(0.5)%

Interest expense, net	(132)	(0.7)%	(105)	(0.5)%	(224)	(0.6)%	(182)	(0.5)%

LOSS BEFORE INCOME TAXES	(7,892)	(44.6)%	(231)	(1.2)%	(8,299)	(23.2)%	(772)	(2.1)%
Provision for income taxes	-	-%	-	-%	-	-%	-	-%

NET LOSS	$(7,892)	(44.6)%	$(231)	(1.2)%	$(8,299)	(23.2)%	$(772)	(2.1)%

Number of restaurants:
Open at beginning of period	57		55		57		53

Open at end of period	56		56		56		56

Results of Operations:  Twelve Weeks Ended June 13, 2004
Compared to Twelve Weeks Ended June 15, 2003

                    Net Sales.  Net sales for the quarter ended June 13, 2004 were $17,696,000, a decrease of $1,183,000, or 6.3%, from sales of $18,879,000 for the quarter ended June 15, 2003. The primary components of the net decrease in sales were:

(In thousands)

Decrease in sales from six new Fresh Choice restaurants	$(227)

Decrease in comparable Fresh Choice restaurant sales	(819)

Decrease in sales from closed restaurants	(205)

Increase in sales in Fresh Choice Express restaurants	68

$(1,183)

                    The Company had an average of 52.1 Fresh Choice restaurants in the second quarter of 2004 compared to 52.0 Fresh Choice restaurants in the second quarter of 2003.  Sales at the Company’s 46 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 4.8% in the second quarter of 2004 versus the second quarter of 2003.  Comparable store guest counts decreased 9.0%, while the comparable store average check increased 4.7% to $8.04, reflecting price increases and lower coupon discounts.

                    Net sales per Fresh Choice restaurant open for both lunch and dinner averaged $336,000 in the second quarter of 2004, a decrease of 6.4% over net sales per restaurant of $358,000 in the second quarter of 2003.  The 6.4% decline in net sales per restaurant is the result of a 4.8% decrease in the 46 comparable Fresh Choice restaurants combined with the lower than expected sales per restaurant from the five newer Fresh Choice restaurants, open for both lunch and dinner, not included in comparable store sales.  Sales at these restaurants were 46.1% below the comparable store average sales.

                    Costs and Expenses.  Cost of sales (food and beverage costs) was 22.5% of sales in the second quarter of 2004 compared to 23.2% in the second quarter of 2003.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

                    Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 68.9% of sales in the second quarter of 2004 compared to 65.9% of sales in the second quarter of 2003, an increase of 3.0% of sales.

                    Labor costs as a percentage of sales were 34.9% for the second quarter of 2004 compared to 34.0% in the second quarter of 2003.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales and a higher average wage.

                    Occupancy and other expenses as a percentage of sales were 34.0% for the second quarter of 2004 compared to 31.9% of sales in the second quarter of 2003, an increase of 2.1% of sales.  This increase is due primarily to the higher occupancy costs as a percent of average restaurant sales resulting from the decline in comparable store sales and the lower than expected sales from the Company’s newer restaurants.

                    Depreciation and Amortization.  Depreciation and amortization expenses in the second quarter of 2004 were 4.5% of sales, an increase of 0.1% as a percentage of sales.  The increase is the net result of the decline in average restaurant sales partially offset by a decline in depreciation dollars due to older restaurants’ assets becoming fully depreciated and the impairment of assets in fiscal 2003.

                    General and Administrative Expenses.  General and administrative expenses were 6.9% of sales in the second quarter of 2004, the same as the second quarter of 2003.  The percentage of sales remained the same despite the reduction in spending compared to last year due to the decline in sales.  During the second quarter of 2003 the Company eliminated eleven mid-level management and clerical positions or approximately 30% of its corporate office staff.  The second quarter of 2003 includes an approximately $50,000 charge for severance costs.

                    Store Closure and Asset Impairment Expenses.  In the second quarter, the Company recorded a non-cash impairment charge of $6,954,000 for the write-down of buildings, leasehold improvements and equipment to fair value for eighteen of the Company’s restaurants. The Company closed ten of these restaurants in the third quarter (eight of which had been previously impaired). The Company intends to either sell or discontinue operations at four of the other impaired restaurants. Fifteen of the impaired locations are located in Southern California, Texas and Washington, which are outside of the Company’s core northern California markets.  The ten closed restaurants were operating at negative cash flows and were currently projected to incur future negative cash flows.  The impairment charge for the eighteen restaurants was required because the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets. In addition, the Company closed one previously impaired restaurant in the second quarter and recorded a $300,000 charge for the estimated cash costs associated with the restaurant closure and settlement of the lease obligation.

                    Restaurant Opening Costs.  The Company had no restaurant opening costs in the second quarter of 2004 versus $44,000 in the second quarter of 2003.  The Company opened no new locations in the second quarter of 2004.

                    Interest Expense, net.  Interest expense, net was  $132,000 the second quarter of 2004 compared to $105,000 in the second quarter of 2003. This increase is due to the write-off of $45,000 of unamortized loan fees for the bank debt classified as current due to the Company not meeting certain loan covenants.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

                    Income Taxes.  The Company recorded no tax benefit from its operating loss in the second quarter of 2004 or the second quarter of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

Results of Operations:  Twenty-Four Weeks Ended June 13, 2004
Compared to Twenty-Four Weeks Ended June 15, 2003

                    Net Sales.  Net sales for the twenty-four weeks ended June 13, 2004 were $35,717,000 a decrease of $846,000, or 2.3%, from sales of $36,563,000 for the twenty-four weeks ended June 15, 2003. The primary components of the net decrease in sales were:

(In thousands)

Decrease in sales from eight new Fresh Choice restaurants	$(216)

Decrease in sales from closed restaurants	(217)

Decrease in comparable Fresh Choice restaurant sales	(547)

Increase in sales in Fresh Choice Express restaurants	134

$(846)

                    The Company had an average of 52.5 Fresh Choice restaurants in the first two quarters of 2004 compared to 51.2 Fresh Choice restaurants in the first two quarters of 2003.  Sales at the Company’s 44 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 1.7% in the first two quarters of 2004 versus the first two quarters of 2003.  Comparable store guest counts decreased 4.4%, while the comparable store average check increased 2.9% to $7.93, reflecting price increases and lower coupon discounts.

                    Net sales per Fresh Choice restaurant open for both lunch and dinner averaged $671,000 in the first two quarters of 2004, a decrease of 4.5% over net sales per restaurant of $703,000 in the first two quarters of 2003.  The 4.5% decline in net sales per restaurant is the result of a 1.7% decrease in the 44 comparable Fresh Choice restaurants combined with the lower than expected sales per restaurant from the seven newer Fresh Choice restaurants, open for both lunch and dinner, not included in comparable store sales.  Sales at these restaurants were 39.7% below the comparable store average sales.

                    Costs and Expenses.  Cost of sales (food and beverage costs) was 22.5% of sales in the first two quarters of 2004 compared to 23.0% in the first two quarters of 2003.  Food and beverage costs declined as a percentage of sales due to the combined effect of controlling food cost per guest and increases in the average check.

                    Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 68.5% of sales in the first two quarters of 2004 compared to 66.3% of sales in the first two quarters of 2003, an increase of 2.2% of sales.

                    Labor costs as a percentage of sales were 35.1% for the first two quarters of 2004 compared to 34.2% in the first two quarters of 2003.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, and higher workers’ compensation and medical benefits costs.

                    Occupancy and other expenses as a percentage of sales were 33.4% for the first two quarters of 2004 compared to 32.1% of sales in the first two quarters of 2003, an increase of 1.3% of sales.  This increase is due primarily to the higher occupancy costs as a percent of average restaurant sales resulting from the decline in comparable store sales and the lower than expected sales from the Company’s newer restaurants.

                    Depreciation and Amortization.  Depreciation and amortization expenses in the first two quarters of 2004 were 4.4% of sales, the same as the first two quarters of 2003.  The flat percentage is the net result of the decline in average restaurant sales offset by a decline in depreciation dollars due to older restaurants’ assets becoming fully depreciated and the impairment of assets in fiscal 2003.

                    General and Administrative Expenses.  General and administrative expenses were 6.8% of sales in the first two quarters of 2004 compared to 7.3% of sales in the first two quarters of 2003.  The decrease is primarily the result of reduced spending compared to last year.  During the second quarter of 2003 the Company eliminated eleven mid-level management and clerical positions or approximately 30% of its corporate office staff.  The second quarter of 2003 includes an approximately $50,000 charge for severance costs.

                    Store Closure and Asset Impairment Expenses.  In the second quarter, the Company recorded a non-cash impairment charge of $6,954,000 for the write-down of buildings, leasehold improvements and equipment to fair value for eighteen of the Company’s restaurants. The Company closed ten of these restaurants in the third quarter (eight of which had been previously impaired). The Company intends to either sell or discontinue operations at four of the other impaired restaurants. Fifteen of the impaired locations are located in Southern California, Texas and Washington, which are outside of the Company’s core northern California markets.  The ten closed restaurants were operating at negative cash flows and were currently projected to incur future negative cash flows.  The impairment charge for the eighteen restaurants was required because the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets. In addition, the Company closed one previously impaired restaurant in the second quarter and recorded a $300,000 charge for the estimated cash costs associated with the restaurant closure and settlement of the lease obligation.

                    Restaurant Opening Costs.  The Company had no restaurant opening costs in the first two quarters of 2004 versus $236,000 in the first two quarters of 2003.  The Company opened no new locations in the first two quarters of 2004.

                    Interest Expense, net.  Interest expense, net was  $224,000 in the first two quarters of 2004 compared to $182,000 in the first two quarters of 2003. This includes the $45,000 of unamortized loan fees for the bank debt classified as current due to the Company not meeting certain loan covenants in the second quarter. Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

                    Income Taxes.  The Company recorded no tax benefit from its operating loss in the first twenty-four weeks of 2004 or the first twenty-four weeks of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

                    The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at June 13, 2004, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

Item 4  - Controls and Procedures

          Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company evaluated the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, its principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no changes in internal control over financial reporting that would require additional disclosure under Regulation S-K 308(c).

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	Not Applicable.

Item 2 - Changes in Securities	Not Applicable.

Item 3 - Defaults upon Senior Securities	Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

                    The Company held its Annual Meeting of Stockholders on May 5, 2004.  The stockholders voted on proposals on:

                     (1) The election of two (2) Class III directors, Barry E. Krantz and Everett F. Jefferson, to hold office for a three-year term and until their successors are elected and qualified.  The proposal was approved by the following vote:

Nominee	For	Withheld

Barry E. Krantz	5,855,662	88,564

Everett F. Jefferson	5,867,162	77,064

                     (2) The appointment of Grant Thornton LLP as the Company’s independent accountants for the fiscal year ending December 26, 2004.  The proposal was approved by the following vote:

For	Against	Abstain

5,889,332	16,194	38,700

Item 5 - Other Information	Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K. The registrant filed the following report on Form 8-K during the quarter ended June 13, 2004.

• on April 15, 2004 reporting the issuance of a press release announcing the results for the first quarter ended March 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH CHOICE, INC.
(Registrant)

/S/ Everett F. Jefferson

Everett F. Jefferson
Chief Executive Officer
(Principal Executive Officer)

/S/ David E. Pertl

David E. Pertl
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  July 28,2004

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

INDEX TO FORM 10-Q EXHIBITS (continued)

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

10.68	(25)

Change in Terms Agreement dated March 16, 2004 amending the Revolving Loan Agreement dated October 5, 2001 as amended June 3, 2002, December 10, 2002, April 7, 2003, August 13,2003 and November 19, 2003 with Mid-Peninsula Bank.

INDEX TO FORM 10-Q EXHIBITS  (continued)

10.69

Letter dated May 13, 2004 amending the terms of the Revolving Loan Agreement dated October 5, 2001 (as subsequently amended) and the Commercial Deed Of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 (as subsequently amended) with Mid-Peninsula Bank.

31.1	Certification by the Chief Executive Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act

32.2	Certification by the Chief Financial Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

(1)

Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3)	Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(6)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on form 10-Q for the quarter ended March 24, 1996.

(10)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.

(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 1996.

(13)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.

(14)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 27, 1998.

INDEX TO FORM 10-Q EXHIBITS  (continued)

(17)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(18)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(19)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(20)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2002.

(21)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

(22)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2003.

(23)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2003.

(24)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

(25)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 21, 2004.