Form 10-Q
period 2004-09-05
FRESH CHOICE INC
filed 2004-10-20
CIK 893741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT under SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 5, 2004

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock, $.001 par value, outstanding as of October 1, 2004 was 6,037,461.

FRESH CHOICE, INC.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

(Unaudited)	September. 5, 2004	December 28, 2003

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$2,647	$1,379
Assets held for sale	3,490	-
Inventories	367	357
Prepaid expenses and other current assets	732	609

Total current assets	7,236	2,346

PROPERTY AND EQUIPMENT, net	15,232	19,054
DEPOSITS AND OTHER ASSETS	1,072	720
ASSETS FROM DISCONTINUED OPERATIONS	233	8,735

TOTAL ASSETS	$23,773	$30,854

LIABILITIES AND STOCKHOLDERS’ EQUITY:

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$547	$1,500
Other accrued expenses	3,628	3,207
Accrued salaries and wages	1,481	1,293
Sales tax payable	572	465
Current portion of long-term obligations	2,351	579
Liabilities subject to compromise	10,070	-

Total current liabilities	18,649	7,043

CAPITAL LEASE OBLIGATIONS	-	987
LONG-TERM DEBT	110	1,886
OTHER LONG-TERM LIABILITIES	1,900	2,287
LIABILITIES FROM DISCONTINUED OPERATIONS	431	2,940

Total liabilities	21,091	15,144

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 3.5 million shares authorized; shares outstanding: 2004 and 2003 - 1,187,906; liquidation preference; 2004-$9,287; 2003-$8,826	5,175	5,175
Common stock - $.001 par value; 15 million shares authorized; shares outstanding: 2004 - 6,037,461; 2003 - 6,017,190	42,744	42,714
Accumulated deficit	(45,237)	(32,179)

Total stockholders’ equity	2,682	15,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,773	$30,854

The December 28, 2003 amounts are derived from the Company’s audited financial statements.
See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended

	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003

NET SALES	$15,142	$16,311	$44,740	$46,598

COSTS AND EXPENSES:
Cost of sales	3,447	3,521	9,914	10,263
Restaurant operating expenses:
Labor	4,945	5,054	14,769	14,858
Occupancy and other	5,081	4,982	14,455	14,498
General and administrative expenses	1,270	1,195	3,704	3,865
Depreciation and amortization	571	592	1,764	1,812
Store closure and asset impairment expenses	407	-	3,511	-

Total costs and expenses	15,721	15,344	48,117	45,296

OPERATING INCOME (LOSS)	(579)	967	(3,377)	1,302

Chapter 11 related reorganization expenses	(546)	-	(546)	-
Interest expense, net	(95)	(67)	(256)	(200)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,220)	900	(4,179)	1,102
Provision for income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,220)	900	(4,179)	1,102
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX	(3,539)	(1,151)	(8,878)	(2,125)

NET INCOME (LOSS)	$(4,759)	$(251)	$(13,057)	$(1,023)

Basic net loss per common share:
Income (loss) from continued operations	$(0.20)	$0.15	$(0.70)	$0.18
Loss from discontinued operations	(0.59)	(0.19)	(1.47)	(0.35)

Basic net loss per common share:	$(0.79)	$(0.04)	$(2.17)	$(0.17)

Shares used in computing basic per share amounts	6,037	5,991	6,025	5,974

Diluted net loss per common share:
Income (loss) from continued operations	$(0.20)	$0.12	$(0.70)	$0.15
Loss from discontinued operations	(0.59)	(0.19)	(1.47)	(0.35)

Diluted net loss per common share:	$(0.79)	$(0.04)	$(2.17)	$(0.17)

Shares used in computing diluted per share amounts from continuing operations	6,037	7,210	6,025	7,166

Shares used in computing diluted per share amounts from discontinued operations and net loss per common share	6,037	5,991	6,025	5,974

See accompanying notes to condensed consolidated financial statements.

FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)	Thirty-Six Weeks Ended

	September 5, 2004	September 7, 2003

OPERATING ACTIVITIES OF CONTINUING OPERATIONS :
Inome (loss) from continuing operations	$(4,179)	$1,102
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,908	1,961
Non-cash store closure and asset impairment expenses	3,425	-
Chapter 11 related reorganization expenses	546	-
Issuance of common stock for consulting services	-	1
Loss on disposal of property and equipment	6	55
Deferred rent	(410)	(319)
Change in operating assets and liabilities:
Inventories	(31)	(42)
Prepaid expenses and other current assets	(125)	(384)
Accounts payable	(953)	(991)
Accrued salaries and wages	274	(44)
Liabilities subject to compromise	3,869	-
Other accrued expenses	50	300

Net cash provided by operating activities of continuing operations	4,379	1,640

NET CASH USED FOR REORGANIZATION ITEMS	(650)	-

INVESTING ACTIVITIES:
Capital expenditures	(777)	(678)
Proceeds from sale of property and equipment	6	4
Deposits and other assets	12	7

Net cash used in investing activities	(759)	(667)

FINANCING ACTIVITIES:
Common stock sales	28	47
Bank borrowings	500	-
Long-term debt - repayments	(73)	(102)
Capital lease obligations - repayments	(237)	(354)

Net cash provided (used) by financing activities	218	(409)

CASH PROVIDED BY CONTINUING OPERATIONS	3,188	564
CASH USED BY DISCONTINUED OPERATIONS	(1,919)	(1,545)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,269	(981)
CASH AND CASH EQUIVALENTS:

Beginning of period	1,379	2,994

End of period	$2,647	$2,013

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$204	$306

Cash paid during the period for income taxes	$5	$53

See accompanying notes to condensed consolidated financial statements

FRESH CHOICE, INC. (Debtor in Possession as of July 12, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve and Thirty-Six Weeks Ended September 5, 2004 and September 7, 2003
(Unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America.  Certain amounts for the fiscal year ended December 28, 2003 balance sheet have been reclassified to conform to the September 5, 2004 presentation.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

               On July 12, 2004 (the “Petition Date”), Fresh Choice, Inc. (the “Company”) filed a voluntary petition for relief (the “Filing”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”). The case has been assigned No. 04-54318 (“Chapter 11 Case”).  The Company is operating its business and managing its property as a debtor in possession of its assets pursuant to the Bankruptcy Code and the Company’s existing directors and officers continue to oversee operation of the Company’s business as a debtor in possession.

Financial Statement Presentation

               The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments.  The bankruptcy filing and related circumstances, including the closure of ten stores, the Company’s default on certain pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about the Company’s ability to continue as a going concern, accordingly, such realization of assets and liquidation of liabilities are subject to uncertainty.  In connection with a plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements.  Further a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

               As reflected in the Condensed Consolidated Financial Statements, “Liabilities subject to compromise” refer to the Company’s liabilities incurred prior to the commencement of the Chapter 11 Case or claims arising from the rejection of certain real property leases.  These claims are either unsecured or there is uncertainty about whether the claims are secured or unsecured or whether, in the case of the capital leases, they constitute true leases or are disguised financing agreements under the Uniform Commercial Code. The amounts of the various liabilities that are subject to compromise are set forth below.  These amounts represent the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 Case.  Such claims remain subject to future adjustment.  Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events.  Payment terms for these amounts will be established in connection with the Chapter 11 Case.

               Pursuant to the Bankruptcy Code, the Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company.  Differences between amounts recorded by the Company and claims filed by creditors with the Bankruptcy Court will be investigated and resolved as part of the Chapter 11 Case.  Bar dates for the filing of proofs of claim against the Company have been set for November 9, 2004 for all creditors other than governmental units, and 180 days after the Petition Date for governmental units. As of October 1, 2004, the ultimate number and allowed amounts of such claims were not known.

               The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including certain pre-petition employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims.  The pre-petition liabilities that have been approved by the Bankruptcy Court to be paid are not included in “Liabilities subject to compromise” on the accompanying condensed consolidated balance sheets at September 5, 2004.

               The liabilities subject to compromise in the condensed consolidated debtor in possession balance sheet consist of the following items at September 5, 2004:

(In thousands)	September 5, 2004

Accounts payable	$2,615
Estimated allowable claims for rejection of unexpired real estate leases	3,854
Sales taxes payable	455
Capital lease obligations	2,486
Accrued expenses	660

$10,070

               As part of the Filing, the Company rejected certain leases as allowed by the Bankruptcy Code.  The Company has recorded a liability of $3.9 million for the estimated maximum amount of allowable claims under the Bankruptcy Code for the ten restaurants closed in early July and the one restaurant closed in March, whose leases were either rejected or otherwise terminated.  The ultimate allowance (or disallowance) of any claims relating to the termination or rejection of any leases shall be determined in accordance with the Bankruptcy Code and applicable bankruptcy law.  The liability is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

               The Chapter 11 related reorganization items in the condensed consolidated statements of operations for the twelve and thirty-six week periods ended September 5, 2004 consists of $528,000 of estimated professional fees, including the US Trustee fees, and $18,000 for the accrual of estimated retention payments under the Company’s non-senior executive key employee retention plans.

               Pursuant to the Bankruptcy Code, schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company.  Differences between amounts recorded and schedules by the Company estimating the Company’s liabilities to its creditors and claims filed by creditors in the Bankruptcy Court will be investigated and resolved as part of the Chapter 11 Case.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended

(In thousands, except per share data)	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003

Net loss	$(4,759)	$(251)	$(13,057)	$(1,023)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37)	(47)	(109)	(167)

Pro forma net loss	$(4,796)	$(298)	$(13,166)	$(1,190)

Net loss per common share:
Basic and diluted- as reported	$(0.79)	$(0.04)	$(2.17)	$(0.17)

Basic and diluted-pro forma	$(0.79)	$(0.04)	$(2.19)	$(0.17)

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

               A reconciliation of the components of basic and diluted net income per share follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended

(In thousands, except per share data)	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003

Basic Net Loss Per Common Share
Income (loss) from continuing operations	$(1,220)	$900	$(4,179)	$1,102
Loss from discontinued operations	(3,539)	(1,151)	(8,878)	(2,125)

Net Loss	$(4,759)	$(251)	$(13,057)	$(1,023)

Weighted average common shares outstanding	6,037	5,991	6,025	5,974

Basic income (loss) per share from continuing operations	$(0.20)	$0.15	$(0.70)	$0.18
Basic loss per share from discontinued operations	(0.59)	(0.19)	(1.47)	(0.35)

Basic net loss per common share	$(0.79)	$(0.04)	$(2.17)	$(0.17)

Diluted Net Loss Per Common Share
Income (loss) from continuing operations	$(1,220)	$900	$(4,179)	$1,102
Loss from discontinued operations	(3,539)	(1,151)	(8,878)	(2,125)

Net Loss	$(4,759)	$(251)	$(13,057)	$(1,023)

Weighted average common shares outstanding	6,037	5,991	6,025	5,974
Dilutive shares:
Stock options	-	31	-	4
Convertible preferred stock	-	1,188	-	1,188

Total shares and dilutive shares	6,037	7,210	6,025	7,166

Diluted income (loss) per share from continuing operations	$(0.20)	$0.12	$(0.70)	$0.15
Diluted loss per share from discontinued operations	(0.59)	(0.19)	(1.47)	(0.35)

Diluted net loss per common share	$(0.79)	$(0.04)	$(2.17)	$(0.17)

               The following table presents the total dilutive securities, which the Company excluded for each period presented from its diluted EPS computation because the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had a net loss and therefore, these securities were anti-dilutive:

	Twelve Weeks Ended		Thirty-Six Weeks Ended

(In thousands)	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003

Potential Dilutive Securities
Stock options excluded	1,142	1,157	1,142	1,157
Stock warrants	100	100	100	100
Convertible preferred stock	1,188	1,188	1,188	1,188

4.     ASSETS HELD FOR SALE

               Assets held for sale is the net book value of the real property of four restaurants, which are currently listed for sale.  Three of these restaurants had been written down to estimated net realizable value, net of costs to sell, in the second quarter of 2004. Depreciation expense is no longer being recorded on these real property assets. The estimated net realizable value, net of costs to sell, is reviewed and is further written down in the period it is determined to be necessary.  The operations of these four restaurants are included in discontinued operations.

5.     OTHER ACCRUED EXPENSES

               The components of other accrued expenses are as follows:

(In thousands)	September 5, 2004	December 28, 2003

Accrued workers’ compensation	$932	$836
Unredeemed gift certificates	546	645
Deferred vendor allowances	403	483
Accrued utilities	301	339
Accrued advertising	172	245
Accrued property taxes	71	52
Accrued insurance	104	156
Accrued professional fees	109	108
Accrued Chapter 11 related reorganization expenses	432	-
Accrued rent	382	-
Other	176	343

	$3,628	$3,207

6.     ASSETS AND LIABILITIES FROM DISCONTINUED OPERATIONS

               The components of assets and liabilities from discontinued operations are as follows:

(In thousands)	September 5, 2004	December 28, 2003

ASSETS:

CURRENT ASSETS:
Inventories	$33	$116
Prepaid expenses and other current assets	6	171

Total current assets	39	286

PROPERTY AND EQUIPMENT, net	190	8,443

DEPOSITS AND OTHER ASSETS	4	5

ASSETS FROM DISCONTINUED OPERATIONS	$233	$8,735

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$154	$448
Other accrued expenses	52	204
Accrued salaries and wages	92	245
Sales tax payable	39	86
Current portion of long-term obligations	-	339

Total current liabilities	337	1,323

CAPITAL LEASE OBLIGATIONS	-	1,136

OTHER LONG-TERM LIABILITIES	95	482

LIABILITIES FROM DISCONTINUED OPERATIONS	$431	$2,940

7.     BORROWING ARRANGEMENTS

               The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate, which is currently held for sale.  The Note bears interest at the prime rate (4.5% at September 5, 2004) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

               On September 5, 2004 the Company had $1,850,000 of debt outstanding under the Loan described above, all of which was included in the current portion of long-term obligations as the Company was not in compliance with certain covenants and the bank had the right, subject to the automatic stay in effect during the Chapter 11 Case, to demand payment of the balance due. The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.

               In March 2004 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank to increase the amount to $3,000,000 and extend the Agreement to May 17, 2005.  Borrowings bear interest at the prime rate (4.5% at September 5, 2004) plus 0.5%.  Certain of the Company’s personal property collateralize borrowings under the Agreement.  On September 5, 2004 the Company had $500,000 in borrowings outstanding under the Agreement which was included in the current portion of long-term obligations as the Company was not in compliance with certain covenants under the agreement and the bank had the right, subject to the automatic stay in effect during the Chapter 11 Case, to demand payment of the balance due.   In addition, the Company had $2,322,000 utilized to support outstanding letters of credit required under its workers’ compensation program.  The letters of credit, which are scheduled to expire March 1, 2005, will automatically extend for a one-year period.

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

               Covenant compliance is reported quarterly and the Company was not in compliance with certain financial covenants under the amended Agreement at September 5, 2004.

               The Company had capital lease obligations at September 5, 2004 that totaled $2,486,000, all of which were included in liabilities subject to compromise as there is uncertainty about whether these claims are secured or unsecured or whether the capital leases constitute true leases or are disguised financing agreements under the Uniform Commercial Code.  Three of these capital lease obligations, totaling $935,000, were rejected as of July 12, 2004 and the equipment returned to the lessor pursuant to section 365(d)(10) of the Bankruptcy Code. The Company did not make the July 1, 2004 or the August 1, 2004 payments on the remaining equipment leases, which gave the leasing companies the right, subject to the automatic stay in effect during the Chapter 11 Case, to demand payment of the remaining lease payments.

               Long-Term Debt consists of an $111,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

               At September 5, 2004 the current portion of long-term obligations consisted of:

(In thousands)
Current Portion

Secured Note	$1,850
Secured Line of Credit	500
Other Note Payable	1

Total Current Portion of long- term obligations	$2,351

               The Company’s other long-term liabilities include deferred rent of $1,467,000 at September 5, 2004.  The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases. In addition other long term liabilities includes $163,000 of deferred income at September 5, 2004 from a gain on the 1993 sale and leaseback of a building and land for one of the Company’s restaurants.  The Company is amortizing the gain over the 20-year initial term of the lease. The remaining balance of $270,000 in other long-term liabilities is the non-current portion of certain employee benefit plans.

8.     STORE CLOSURE AND ASSET IMPAIRMENT EXPENSES

               In the second quarter ended June 13, 2004, the Company recorded a non-cash impairment charge of $6,953,000 ($2,804,000 for continuing operations and $4,149,000 for discontinued operations) for the write-down of buildings, leasehold improvements and equipment to fair value for eighteen of the Company’s restaurants. The Company closed ten of these restaurants in the third quarter (eight of which had been impaired prior to the second quarter). The ten closed restaurants were operating at negative cash flows and were projected to incur future negative cash flows.  The Company intends to either sell or discontinue operations at the other eight impaired restaurants. Fifteen of the impaired or closed locations are located in Southern California, Texas and Washington, which are outside of the Company’s core northern California markets.  The impairment charge for the eighteen restaurants was required because the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets. In addition, the Company closed one previously impaired restaurant in the second quarter and recorded a $300,000 charge in continuing operations for the estimated cash costs associated with the restaurant closure and settlement of the lease obligation.

               In the third quarter ended September 5, 2004 the Company recorded a $3,626,000 ($407,000 for continuing operations and $3,219,000 for discontinued operations) store closure and asset impairment charge which consisted of; (i) a $3,492,000 charge to record or adjust the expected cash liability to the maximum amount of allowable claims under the Bankruptcy Code for leases either rejected or otherwise terminated for eleven closed restaurants, (ii) a $443,000 non-cash credit for the reversal of the remaining deferred rent for these eleven rejected leases, (iii) a charge of $177,000 for the cash costs associated with the restaurant closures, and (iv) a non- cash asset impairment charge of $400,000 for the write-down of buildings, leasehold improvements and equipment to fair value primarily for three of the Company’s restaurants, one of which had been previously partially impaired.  The impairment charge for the three restaurants was required because the lease terms were amended to allow for an earlier termination and therefore the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.  The Company may incur additional impairment charges in the future if sales deteriorate at other restaurants or additional leases are amended to allow for early termination.  In addition, as the Company closes restaurants in the future, the Company may incur significant store closure and lease termination charges in the period such restaurants close.

9.     CONVERTIBLE PREFERRED STOCK

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

10.     DISCONTINUED OPERATIONS

               When a restaurant is closed or held for sale, the Company makes an evaluation as to whether its results should be reflected as discontinued operations in accordance with Statement of Financial Accounting Standard 144-”Accounting for the Impairment or Disposal of Long-Lived Assets.”

               During the second quarter, the Company closed one restaurant.  The Company did not consider the closure of this restaurant in the second quarter a discontinued operation as a significant portion of the closed restaurant sales were absorbed by another currently operating restaurant.  A summary the results of operations for this restaurant, whose results are included in continuing operations for the twelve and thirty-six weeks ended September 5, 2004 and September 7, 2003 is as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended

(In thousands)	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003

Net sales	$-	$218	$214	$649
Cost of sales	-	52	56	157
Restaurant operating expenses:
Labor	-	95	99	286
Occupancy and other	-	112	105	318
Depreciation and amortization	-	4	3	12
Store closure and asset impairment expenses	7	-	307	-

Total costs and expenses	7	263	570	773

Operating loss	$(7)	$(45)	$(356)	$(124)

               During the third quarter, the Company closed ten restaurants and listed four other restaurants for sale.  These fourteen restaurants were deemed to be discontinued operations under the Company’s policies. The consolidated condensed financial statements present these restaurants’ operations as discontinued operations. A summary the results of operations for theses fourteen restaurants for the twelve and thirty-six weeks ended September 5, 2004 and September 7, 2003 is as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended

(In thousands)	September 5, 2004	September 7, 2003	September 5, 2004	September 7, 2003

Net sales	$1,623	$3,185	$7,742	$9,461
Cost of sales	471	806	2,030	2,464
Restaurant operating expenses:
Labor	756	1,316	3,473	4,020
Occupancy and other	692	1,220	3,263	3,425
Depreciation and amortization	9	228	409	626
Store closure and asset impairment expenses	3,219	730	7,368	730
Restaurant opening costs	-	-	-	236
Interest expense	15	36	77	85

Total costs and expenses	5,162	4,336	16,620	11,586

Loss from discontinued operations	$(3,539)	$(1,151)	$(8,878)	$(2,125)

               The Company anticipates it will have additional discontinued operations as leases expire or other restaurants are closed as part of the Company’s reorganization process.  Any future restaurant closures will be evaluated as to whether they should be treated as discontinued operations based upon the Company’s accounting policies.

11.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion is intended to highlight significant changes in the Company's financial position and results of operations for the twelve and thirty-six weeks ended September 5, 2004.  The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 28, 2003 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

               On July 12, 2004, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court. The case has been assigned No. 04-54318.  The Company is operating its business and managing its property as a debtor in possession of its assets and the Company’s existing directors and officers continue to oversee operation of the Company’s business as a debtor in possession.

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

               The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met.  The payment rights and other entitlements of pre-petition creditors and the Company’s stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case.   There can be no assurance that there will be sufficient assets to satisfy the Company’s pre-petition liabilities in whole or that the Company’s equity securities will have any continuing value. As between our two classes of equity securities, preferred stock and common stock, the preferred stockholder is entitled to receive a substantial preference payment before the common stockholders receive any distributions, so it is entirely possible that most or all amounts available to satisfy equity securities holders claims will be distributed to the preferred stockholder with common stockholders possibly receiving little or nothing for their securities.  Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims and the Company’s equity securities could be cancelled.  In addition, the Company has not yet proposed a plan of reorganization.  It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Company or the interests of the Company’s equity security holders.

               The Company believes it may need to obtain additional financing to fund the operations during the Chapter 11 proceedings and the Company is pursuing raising debtor in possession financing.  In addition the Company is pursuing the sale of certain assets.  There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.  Failure to raise sufficient additional financing, if it is needed, would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure in Chapter 11.

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

               On July 21, 2004, the Company’s securities were delisted from the NASDAQ National Market.  The Company’s common stock currently trades on the NASD OTC listing system under the symbol SALDQ.OB.

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

               These declining sales trends resulted in reduced cash flow.  As a result of the reduced cash flow, the Company failed to achieve the required minimum debt service coverage or maximum debt to tangible net worth ratios required under the Company’s lending agreements.  Failure to achieve these covenants gave the bank the right, subject to the automatic stay in effect during the Chapter 11 Case, to declare the Company’s loans in default and to demand payment of the $1,850,000 of outstanding debt under its secured loan and the $500,000 outstanding debt under its revolving line of credit.

               As sales continued to deteriorate, the Company’s revised then-existing internal projections indicated the Company would not generate sufficient cash to cover operating and capital requirements for the remainder of fiscal 2004.  The Company, therefore, decided to close ten cash flow negative restaurants in early July and file for protection under Chapter 11 of the Bankruptcy Code on July 12, 2004.

Financial Statement Presentation

               The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments.  The bankruptcy filing and related circumstances, including the closure of ten stores, the Company’s default on certain pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about the Company’s ability to continue as a going concern, accordingly, such realization of assets and liquidation of liabilities are subject to uncertainty.  In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

               As part of the Filing, the Company rejected certain leases as allowed by the Bankruptcy Code.  The Company has recorded a liability of $3.9 million for the estimated maximum amount of allowable claims under the Bankruptcy Code for the ten restaurants closed in early July and the one restaurant closed in March, whose real property leases were either rejected or otherwise terminated.  The ultimate allowance (or disallowance) of any claims relating to the termination or rejection of any leases shall be determined in accordance with the Bankruptcy Code and applicable bankruptcy law.  The liability is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

               The Chapter 11 related reorganization items in the condensed consolidated statements of operations for the twelve and thirty-six week periods ended September 5, 2004 consists of $528,000 of estimated professional fees, including US Trustee fees, and $18,000 for the accrual of estimated retention payments under the Company’s non-senior executive key employee retention plans.

               Pursuant to the Bankruptcy Code, schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company.  Differences between amounts recorded and schedules by the Company estimating the Company’s liabilities to its creditors and claims filed by creditors in the Bankruptcy Court will be investigated and resolved as part of the Chapter 11 Case.

               The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including certain pre-petition employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims.

Liquidity and Capital Resources

               The Company’s operations have produced losses on declining same store sales for much of the past three years.  These declining sales trends resulted in reduced cash flow and an increased net working capital deficit.  As sales deteriorated in the second quarter of 2004, the Company’s revised internal projections, at that time, indicated the Company would not generate sufficient cash to cover operating and capital requirements for the remainder of fiscal 2004.  The Company, therefore, decided to close ten cash flow negative restaurants in early July and file for protection under Chapter 11 of the Bankruptcy Code on July 12, 2004.

               The Company believes it may need to obtain additional financing to fund the operations during the Chapter 11 proceedings and the Company is pursuing raising debtor in possession financing.  In addition, the Company is pursuing the sale of certain assets.  There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.  Failure to raise sufficient additional financing, if it is needed, would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure in Chapter 11.

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

               The Company’s primary capital requirements had been for the expansion of its restaurant operations and remodeling of its restaurants.  The Company has traditionally financed these requirements with funds from equity offerings, cash flow from operations, landlord allowances, capital equipment leases and short-term bank debt.  The Company does not have significant trade receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

               The Company has a $2,200,000 loan (the “Loan”), with a commercial bank.  Under the terms of the Loan, the Company issued a promissory note (the “Note”) in the amount of $2,200,000.  The Note is secured by a deed of trust on certain Company-owned real estate, which is currently held for sale.  The Deed of Trust requires the Company to maintain a minimum debt service coverage ratio and to maintain a minimum tangible net worth.  The Note bears interest at the prime rate (4.5% at September 5, 2004) plus 0.625%.  The Note has a fifteen-year amortization period and matures after 84 monthly payments of principal and interest.  All unpaid principal and interest shall be due and payable on the Note’s maturity date of September 2, 2008.

               On September 5, 2004 the Company had $1,850,000 of debt outstanding under the Loan described above, all of which was included in the current portion of long-term obligations at September 5, 2004 as the Company was not in compliance with the minimum debt service ratio and the bank had the right, subject to the automatic stay in effect during the Chapter 11 Case, to demand payment of the balance due.

               In March 2004 the Company amended its $2,000,000 revolving line of credit (the  “Agreement”) with its bank to increase the amount to $3,000,000 and extend the Agreement to May 17, 2005.  Borrowings bear interest at the prime rate (4.5% at September 5, 2004) plus 0.5%.  Certain of the Company’s personal property collateralize borrowings under the Agreement.  On September 5, 2004 the Company had $500,000 in borrowings outstanding under the Agreement which was included in the current portion of long-term obligations as the Company was not in compliance with certain covenants under the agreement and the bank had the right, subject to the automatic stay in effect during the Chapter 11 Case, to demand payment of the balance due.   In addition, the Company had $2,322,000 utilized to support outstanding letters of credit required under its workers’ compensation program.  The letters of credit, which are scheduled to expire March 1, 2005, will automatically extend for a one-year period.

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

               Covenant compliance is reported quarterly and the Company was not in compliance with certain financial covenants under the amended Agreement at September 5, 2004.

               The Company had capital lease obligations at September 5, 2004 that totaled $2,486,000, all of which was included in liabilities subject to compromise as there is uncertainty about whether these secured claims are secured or unsecured or whether the capital leases constitute true leases or are disguised financing agreements under the Uniform Commercial Code.  Three of these capital lease obligations, totaling $935,000, were rejected as of July 12, 2004 and the equipment returned to the lessor pursuant to section 365 (d)(10) of the Bankruptcy Code. The Company did not make the July 1, 2004 or the August 1, 2004 payments on the remaining equipment leases, which gave the leasing companies the right, subject to the automatic stay in effect during the Chapter 11 Case, to demand payment of the remaining lease payments.

               Long-Term Debt consists of an $111,000 note for site construction costs of which $1,000 was included in the current portion of long-term obligations.

               At September 5, 2004 the current portion of long-term obligations consisted of:

(In thousands)
Current Portion

Secured Note	$1,850
Secured Line of Credit	500
Other Note Payable	1

Total Current Portion of long- term obligations	$2,351

               The Company’s other long-term liabilities include deferred rent of $1,467,000 at September 5, 2004.  The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases. In addition other long term liabilities includes $163,000 of deferred income at September 5, 2004 from a gain on the 1993 sale and leaseback of a building and land for one of the Company’s restaurants.  The Company is amortizing the gain over the 20-year initial term of the lease. The remaining balance of $270,000 in other long-term liabilities is the non-current portion of certain employee benefit plans.

               Net cash provided by operating activities of continuing operations for the first thirty-six weeks of 2004 was $4,379,000 and consisted of:

(In thousands)

Loss from continuing operations	$(4,179)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,908
Non-cash store closure and asset impairment expenses	3,425
Chapter 11 related reorganization expenses	546
Change in operating assets and liabilities	3,083
Change in deferred rent and other	(404)

Net cash provided by operating activities from continuing operations	$4,379

               Net cash provided by operating activities of continuing operations for the first thirty-six weeks of 2004 included a change in operating assets and liabilities of $3,083,000.  The change in operating assets and liabilities of $3,083,000 was primarily due to the timing of payments, which have been impacted by the Company’s filing for protection under Chapter 11 of the Bankruptcy Code.

               Net cash used for reorganization items for the first thirty-six weeks of 2004 included:

September 5, 2004

Retainers paid to professionals	$190,000
Professional fees paid	114,000
Vendor deposits	346,000

Total	$650,000

               During the same period the Company’s continuing operations invested $777,000 in property and equipment, consisting primarily of restaurant equipment and the remodeling of one restaurant.

               Cash used by discontinued operations for the first thirty-six weeks of 2004 and 2003 is comprised of the following for the fourteen restaurants deemed to be discontinued operations:

	Thirty-Six Weeks Ended

	September 5, 2004	September 7, 2003

Loss from discontinued operations	$(8,878)	$(2,125)
Depreciation and amortization	409	626
Non-cash store closure and asset impairment expenses	7,190	730
Deferred rent	56	30
Change in operating assets and liabilities:
Inventories	83	(11)
Prepaid expenses and other current assets	165	-
Accounts payable	(294)	88
Accrued salaries and wages	(200)	72
Other accrued expenses	(153)	(7)
Capital expenditures	(129)	(1,670)
Deposits and other assets	1	13
Capital lease borrowings	-	904
Capital lease repayments	(170)	(194)

	$(1,919)	$(1,545)

               The Company’s contractual obligations as of September 5, 2004 are as follows:

(In thousands)
	Total	Remainder of 2004	2005 through 2007	2008 through 2009	2010 and thereafter

Secured Note	$1,850	$1,850	$-	$-	$-
Secured Line of Credit	500	500	-	-	-
Other Note Payable	111	1	4	4	102
Liabilities Subject to Compromise	10,070	10,070	-	-	-
Operating Leases	108,139	2,581	21,142	14,340	70,076

Total Contractual Cash Obligations	$120,670	$15,002	$21,146	$14,344	$70,178

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

               The Company’s ability to emerge from bankruptcy is dependent upon the success of its plans to increase cash from operations by (i) consolidating its operations primarily to its core northern California markets, (ii) increasing sales in those remaining restaurants while (iii) reducing costs to an appropriate level given the reduced size of the Company.  See “Business Risks” included herein.

Post Filing Liquidity

               On July 12, 2004 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, and, as a result, all pending claims against the Company are stayed automatically.  Accordingly, subject to the requirements of Bankruptcy Code Section 365, the Company may reject or assume pre-petition executory contracts and leases as allowed by the Bankruptcy Code.  The Company has rejected the real and personal property leases at eleven closed restaurants, to the extent that such leases had not been previously terminated, and is currently reviewing all other pre-petition executory contracts to determine which other agreements it will assume or reject.

               Currently, subject to resolution of outstanding leases claims and its ability to raise interim financing, the Company believes that all known, non-disputed, non-contingent claims can be paid in full.  However, there is no assurance that there will be sufficient assets to satisfy the Company’s pre-petition liabilities in whole.  Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims.  Although it is possible that the Company will have excess assets after payment of liabilities and its equity securities will continue to have value, it is entirely possible, under certain scenarios post Chapter 11, that one or more classes of equity securities will have diminished or no value at all.  It is not possible to predict the outcome of the Chapter 11 Case, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the Company’s creditors or the interests of the Company’s equity security holders.

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

               Bankruptcy Filing.  On July 12, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result, the Company is presently operating its business as a debtor in possession.  Currently, neither the Company nor its creditors have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that the Company or its creditors committee may propose.  As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization for 120 days following the filing of its Chapter 11 petition.  If the Company fails to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan within 180 days of the Filing Date or any extension of such period, other parties in interest in the Chapter 11 Case may be permitted to propose their own plan or plans of reorganization.   The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of the Company’s remaining assets.  Furthermore, there can be no assurance that there will be any improvement in the Company’s financial condition or results of operations upon consummation of a plan of reorganization.  During the Chapter 11 Case, the Company has incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings.  These costs, which will be expensed as incurred, are expected to significantly affect the Company’s results of operations and decrease assets available for use in the reorganization.  Further, the Chapter 11 filing, and the potential adverse publicity associated with it, may have adverse effects on the Company’s business and ability to reorganize.  Customers counts in the Company’s remaining restaurants declined following the announcement of the Chapter 11 filing, and, although improved since, may decline further as the result of publicity surrounding the filing.  In addition, the Company’s current vendors may attempt to cancel services or renegotiate existing arrangements as a result of the Chapter 11 filing.

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

               Operating Losses and Historical Declines in Comparable Store Sales.  The Company’s quarterly and annual operating results and same store sales have fluctuated significantly in the past and are likely to fluctuate significantly in the future.  The Company has reported a loss for the last two years and for the first thirty-six weeks of 2004 and there can be no assurance that the Company will be profitable over the long or short term.

               The Company’s comparable store sales decreased for the three fiscal years of 2001 through 2003 and have decreased 3.2% (for the thirty-eight comparable stores in continuing operations) in the first thirty-six weeks of 2004.  This negative trend has continued with comparable store sales for the thirty-nine comparable stores in continuing operations down 3.8% for the first four-week period of the fourth quarter.  There can be no assurance that the comparable store sales declines experienced in 2001 through 2003, and through the first thirty-six weeks of 2004, will not continue or not decline further.

               Operating as a ‘Going Concern.”  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments.  The bankruptcy filing and related circumstances, including the closure of ten stores, the Company’s default on certain pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about the Company’s ability to continue as a going concern.  The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet the Company’s obligations as they become due.  The Company has assumed all of the foregoing.  Should some or all of these assumptions prove to be unfounded or prove to be untrue in the future, the Company’s results of operations and financial condition will be adversely affected and its ability to continue as a going concern will be doubtful.

               NASDAQ Delisting.  In July 2004 the Company’s common stock was delisted from the NASDAQ National Market.  The Company’s common stock is quoted on the NASD Over-the-Counter (OTC) bulletin board quotation service.  This has reduced the market and liquidity of the Company’s common stock and consequently the ability of stockholders and broker/dealers to purchase and sell shares of the Company’s stock in an orderly manner or at all.  The volume of trading in the Company’s stock has continued to decline since its bankruptcy filing.  Trading in the Company’s common stock through market makers and quotation on the OTC Bulletin Board entails other risks.  Due in part to the decreased trading price of the Company’s common stock and absence of analyst coverage, the trading price of the Company’s common stock is highly volatile, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the NASDAQ National Market.

               Ability to Obtain Additional Financing.  The Company believes it may need to obtain additional financing to fund the operations during the Chapter 11 proceedings and the Company is pursuing raising debtor in possession financing.  In addition the Company is pursuing the sale of certain assets.  There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.  Failure to raise sufficient additional financing, if it is needed, would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure in Chapter 11.

               Employee Retention During Bankruptcy.  The success of the Company depends on the efforts of key management personnel.  The Company's success will depend on its ability to motivate and retain its key crewmembers and to attract qualified personnel, particularly general managers, for its restaurants during the Chapter 11 proceedings.  In addition, the loss of the services of any other key administrative personnel could materially adversely affect the Company’s ability to manage its affairs while in bankruptcy.  The Company has received approval of certain key employee retention and severance plans from the Bankruptcy Court, which provides cash incentives and certain benefits to key non-senior members of our management team including restaurant managers in locations scheduled to be closed or sold.  During the third quarter the Company accrued $18,000 for expected retention bonuses under these programs.

               Loan Covenants.  The Company did not meet certain financial covenants as required under the Company’s lending agreements.  Failure to meet these covenants gives the bank the right, subject to the automatic stay in effect during the Chapter 11 Case, to declare the loans in default and to demand payment of the $1,850,000 of outstanding debt under its secured loan and the $500,000 outstanding debt under its revolving line of credit.

               Lease Renewals.  As existing restaurant leases expire, the Company must negotiate new leases or lease extensions in order to continue operations at existing restaurants.  There can be no assurance that the Company will be able to renew these leases on favorable terms or at all.  If the Company is unable to obtain favorable terms on new leases or extensions on existing leases, it would increase costs and reduce the Company's operating margins.  Moreover, if the Company is unable to renew existing leases and is unable to find suitable alternate locations, the Company's revenue and operating results would be adversely affected. The Company has been verbally informed that the lease at one of its locations will not be renewed upon expiration on December 31, 2004.

               Geographic Concentration.  As of October 1, 2004, 37 of the Company's 46 restaurants were located in California, primarily in Northern California.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region.  In addition, net sales at certain of the Company's restaurants have been adversely affected when a new Company restaurant has been opened in relatively close geographic proximity.  There can be no assurance that expansion within existing or future geographic markets will not adversely affect the individual financial performance of Company restaurants in such markets or the Company's overall results of operations.  In addition, given the Company's present geographic concentration in Northern California, adverse weather conditions, changes in the work force, increased utility costs or other external factors in the region or negative publicity relating to an individual Company restaurant could have a more pronounced adverse effect on results of operations than if the Company's restaurants were more broadly dispersed.

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

               Seasonality and Quarterly Fluctuations The Company's restaurants have typically experienced seasonal fluctuations, as disproportionate amounts of net sales and net income are generally realized in the second and third fiscal quarters.  Because of the seasonality of the Company’s business, the fourth quarter has the lowest average sales of any quarter of the year.  The decline in average sales results in a substantial decline in the Company’s cash flow due to the significant amount of fixed and semi-fixed costs inherent in operating restaurants.  In addition, the Company's quarterly results of operations have been, and may continue to be, materially impacted by the timing of new restaurant openings, restaurant closings and impairment charges.  The fourth quarter normally includes 16 weeks of operations as compared with 12 weeks for each of the three prior quarters.  As a result of these factors, net sales and net income in the fourth quarter are not comparable to results in each of the first three fiscal quarters, and net sales can be expected to decline in the first quarter of each fiscal year in comparison to the fourth quarter of the prior fiscal year.

               Expansion.  If the Company successfully emerges from bankruptcy, the Company believes future growth depends to a significant degree on its ability to open new restaurants and to operate such restaurants profitably.  The Company currently has no development plans for 2004 or beyond.

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

               In the second quarter of 2004, the Company identified ten restaurants where the projected undiscounted cash flows, based upon recent results, indicated that the carrying amount of fixed assets would not be recovered.  In the third quarter the Company either closed or put up for sale six of these restaurants.  The impairment charge related to these restaurants was $6,060,000.  Additional impairment charges of $893,000 were recorded for eight restaurants closed in the third quarter, whose assets had been partially impaired, prior to the second quarter, as it was determined based upon revised projections, which reflected deteriorating results, that the carrying value of the remaining equipment would not be recovered.

               In the third quarter of 2004, the Company identified three additional restaurants whose lease terms were amended to allow for an earlier termination and therefore the projected undiscounted cash flows indicated that the carrying amount of fixed assets would not be recovered.   The impairment charge related to these restaurants was $400,000.  If sales continue to deteriorate in other restaurants additional impairment charges may be required.

               In addition, US GAAP requires that the operating losses of underperforming restaurants be recorded in the periods incurred.  US GAAP also requires that reserves for store closures and lease termination costs for any restaurant to be closed not be recognized until a restaurant ceases operations.  Accordingly, the Company recorded a charge of $300,000 in the second quarter for the estimated cash costs associated with the restaurant closure and settlement of lease obligation for the restaurant closed in the second quarter.  The Company recorded a charge of $3,626,000 in the third quarter which consisted of; (i) a $3,492,000 charge to record or adjust the expected cash liability from rejection of the leases for eleven closed restaurants under Section 502 (B)(6) of the Bankruptcy Code, (ii) a $443,000 non-cash credit for the reversal of the remaining deferred rent for these eleven rejected leases, and (iii) a charge of $177,000 for the cash costs associated with the restaurant closures.  Additionally, as the Company closes restaurants in the future, prior to lease expirations, the Company may incur significant store closure and lease termination charges in the period such restaurants close.

               Workers’ compensation claims accrual.  The Company records estimates for workers’ compensation claims under its workers’ compensation program.  The Company evaluates the adequacy of these accruals by evaluating information periodically provided by its insurance carrier regarding the Company’s historical experience and trends relating to insurance claims and payments and general industry experience regarding the expectation of future trends in claims development. If such information indicates that the accruals are overstated or understated, the Company will reduce or provide additional accruals as appropriate. If a greater number of claims occur in comparison to the amount of claims estimated or medical costs increase beyond anticipated costs, additional charges may be required in the period such determination was made.  The accrual for such claims was $932,000 at September 5, 2004 versus $836,000 at December 28, 2003.

               Discontinued operations.  Considerable management judgment is necessary to determine whether a closed restaurant should be classified as discontinued operations.  In general, the Company considers the extent to which the restaurant’s operations and cash flow are expected to be absorbed by other currently operated restaurants or replaced with a new restaurant in making this determination.  A closed restaurant, or group of restaurants, which is located in an isolated market and not replaced, would generally be classified as discontinued operations.  The Company did not consider the closure of the restaurant in the second quarter a discontinued operation as a significant portion of the closed restaurant sales were absorbed by another currently operating restaurant.  Management has determined that the ten restaurants closed in the third quarter as well as the four restaurants held for sale should be classified as discontinued operations.  Management anticipates that it will have discontinued operations in future quarters.

               Liabilities subject to compromise.  Liabilities subject to compromise consist of the Company’s liabilities incurred prior to the commencement of the Chapter 11 Case or claims arising from the rejection of certain real property leases.  These claims are either unsecured or there is uncertainty about whether the claims are secured or unsecured or whether, in the case of the capital leases, they constitute true leases or are disguised financing agreements under the Uniform Commercial Code. These amounts represent the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 Case.  Such claims remain subject to future adjustment.  Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events.  Payment terms for these amounts will be established in connection with the Chapter 11 Case.

               Estimated allowable claims for rejection of certain real estate leases.  The Company records the estimated maximum amount of allowable claims under the Bankruptcy Code for real property leases that are either rejected or otherwise terminated.  The ultimate allowance (or disallowance) of any claims relating to the termination or rejection of any leases shall be determined in accordance with the Bankruptcy Code and applicable bankruptcy law.

               Assets held for sale.  The Company records as assets held for sale the lower of either the net book value or the estimated net realizable value, net of costs to sell, of real property that is currently listed for sale.  If the net book value exceeds the estimated net realizable value, net of costs to sell, of a property the property is impaired.  Three of the four restaurants currently held for sale were written down to estimated net realizable value, net of costs to sell, in the second quarter of 2004. Depreciation expense is no longer being recorded on these real property assets. The estimated net realizable value, net of costs to sell, is reviewed and is further written down in the period it is determined to be necessary.

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

Results of Operations

               The following table sets forth items in the Company’s statements of operations as a percentage of sales and certain operating data for the periods indicated:

	Twelve Weeks Ended					Thirty-Six Weeks Ended

(Dollars in thousands)	September 5, 2004		September 7, 2003			September 5, 2004		September 7, 2003

NET SALES	$15,142	100.0%	$16,311	100.0%		$44,740	100.0%	$46,598	100.0%
COSTS AND EXPENSES:
Cost of sales	3,447	22.8%	3,521	21.6%		9,914	22.2%	10,263	22.0%
Restaurant operating expenses:
Labor	4,945	32.6%	5,054	31.0%		14,769	33.0%	14,858	31.9%
Occupancy and other	5,081	33.5%	4,982	30.6%		14,455	32.3%	14,498	31.1%
General and administrative expenses	1,270	8.4%	1,195	7.3%		3,704	8.3%	3,865	8.3%
Depreciation and amortization	571	3.8%	592	3.6%		1,764	3.9%	1,812	3.9%
Store closure and asset impairment expenses	407	2.7%	-	-%		3,511	7.8%	-	-%

Total costs and expenses	15,721	103.8%	15,344	94.1%		48,117	107.5%	45,296	97.2%

OPERATING INCOME (LOSS)	(579)	(3.8)%	967	5.9%		(3,377)	(7.5)%	1,302	2.8%

Chapter 11 related reorganization expenses	(546)	(3.6)%	-	-%		(546)	(1.2)%	-	-%
Interest expense, net	(95)	(0.7)%	(67)	(0.4	) %	(256)	(0.6)%	(200)	(0.4)%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,220)	(8.1)%	900	5.5%		(4,179)	(9.3)%	1,102	2.4%

Provision for income taxes	-	-%	-	-%		-	-%	-	-%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,220)	(8.1% )	900	5.5%		(4,179)	(9.3)%	1,102	2.4%
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX	(3,539)	(23.3)%	(1,151)	(7.0)%		(8,878)	(19.9)%	(2,125)	(4.6)%

NET LOSS	$(4,759)	(31.4)%	$(251)	(1.5)%		$(13,057)	(29.2)%	$(1,023)	(2.2)%

Number of restaurants:
Open at beginning of period	56		56			57		53

Open at end of period	46		56			46		56

Results of Operations:  Twelve Weeks Ended September 5, 2004
Compared to Twelve Weeks Ended September 7, 2003

               Net Sales.  Net sales from continuing operations for the quarter ended September 5, 2004 were $15,142,000, a decrease of $1,169,000 or 7.2%, from sales of $16,311,000 for the quarter ended September 7, 2003. The primary components of the net decrease in sales were:

(In thousands)

Decrease in comparable Fresh Choice restaurant sales	$(992)
Decrease in sales from closed restaurant	(218)
Increase in sales in Fresh Choice Express/Starbucks	41

$(1,169)

               The Company had an average of 39.0 Fresh Choice restaurants included in continuing operations in the third quarter of 2004 compared to 40.0 Fresh Choice restaurants included in continuing operations in the third quarter of 2003.  Sales at the Company’s 39 comparable Fresh Choice restaurants included in continuing operations, which include restaurants open at least 18 months, decreased 6.3% in the third quarter of 2004 versus the third quarter of 2003.  Comparable store guest counts decreased 6.6%, while the comparable store average check increased 0.3% to $7.84, reflecting price increases and lower coupon discounts.

               Net sales per Fresh Choice restaurant in continuing operations averaged $380,000 in the third quarter of 2004, a decrease of 5.2% over net sales per restaurant of $400,000 in the third quarter of 2003.  The 5.2% decline in net sales per restaurant is primarily the result of a 6.3% decrease in the 39 comparable Fresh Choice restaurants.

               Cost of Sales.  Cost of sales (food and beverage costs) was 22.8% of sales in the third quarter of 2004 compared to 21.6% in the third quarter of 2003.  Food and beverage costs increased as a percentage of sales due to increases in cost and menu enhancements introduced to increase the value offering of the menu.

               Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 66.1% of sales in the third quarter of 2004 compared to 61.6% of sales in the third quarter of 2003, an increase of 4.5% of sales.

               Labor costs as a percentage of sales were 32.6% for the third quarter of 2004 compared to 31.0% in the third quarter of 2003.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, and higher workers’ compensation and medical benefits costs.

               Occupancy and other expenses as a percentage of sales were 33.5% for the third quarter of 2004 compared to 30.6% of sales in the third quarter of 2003, an increase of 2.9% of sales.  This increase is due primarily to higher maintenance, advertising, rent, common area maintenance and insurance costs combined with the impact as a percent of sales resulting from the decline in comparable store sales.

               Depreciation and Amortization.  Depreciation and amortization expenses in the third quarter of 2004 were 3.8% of sales compared to 3.6% of sales in the third quarter of 2003.  The increase, as a percent of sales, is primarily the result of the decline in average restaurant sales, which offset the benefit of the decline in depreciation dollars resulting from the impairment of certain assets.

               General and Administrative Expenses.  General and administrative expenses were 8.4% of sales in the third quarter of 2004 compared to 7.3% in the third quarter of 2003.  The percentage increase is primarily the result of higher legal expenses and the decline in sales.

               Store Closure and Asset Impairment Expenses.  In the third quarter, the Company recorded a store closure and asset impairment charge for continuing operations of $407,000.  This charge was composed of: (i) a non-cash charge of $400,000 primarily for the write-down of buildings, leasehold improvements and equipment to fair value for three of the Company’s restaurants and (ii) a charge of $7,000 to reconcile the expected claim for the rejection of the lease on the restaurant closed in the second quarter.  The impairment charge for the three restaurants was required because the lease terms were amended to allow for an earlier termination and therefore the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.

               Chapter 11 Related Reorganization Expenses.  Chapter 11 related reorganization expenses consist of $528,000 of estimated professional fees, including US Trustee fees, and $18,000 for the accrual of estimated retention payments under the Company’s non-senior executive key employee retention plans.

               Interest Expense, net.  Interest expense, net was  $95,000 in the third quarter of 2004 compared to $67,000 in the third quarter of 2003. This increase is due to the write-off of $38,000 in unamortized lease commitment fees.  Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

               Income Taxes.  The Company recorded no tax benefit from its operating loss in the third quarter of 2004 or the third quarter of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

               Loss from Discontinued Operations.  The loss from discontinued operations includes the revenue and expenses of fourteen restaurants.  Ten of these restaurants were cash flow negative restaurants and were closed in early July just prior to filing for protection under Chapter 11 of the Bankruptcy Code.  The other four are currently listed for sale and the real property is classified as assets held for sale on the consolidated balance sheet of the Company. In addition, the loss from discontinued operations includes a store closure and asset impairment charge of $ 3,219,000. This charge consists of; (i) a $3,485,000 charge to record the expected cash liability from rejection of the leases for ten closed restaurants, (ii) a $443,000 non-cash credit for the reversal of the remaining deferred rent for these ten rejected leases, and (iii) a charge of $177,000 for the cash costs associated with the restaurant closures.  The impairment charge for these restaurants was required because the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.

Results of Operations:  Thirty-six Weeks Ended September 5, 2004
Compared to Thirty-six Weeks Ended September 7, 2003

                Net Sales.  Net sales for the thirty-six weeks ended September 5, 2004 were $44,740,000 a decrease of $1,858,000, or 4.0%, from sales of $46,598,000 for the thirty-six weeks ended September 7, 2003. The primary components of the net decrease in sales were:

(In thousands)

Decrease in comparable Fresh Choice restaurant sales	$(1,404)
Decrease in sales from closed restaurant	(435)
Decrease in new Fresh Choice restaurant sales	(139)
Increase in sales in Fresh Choice Express/Starbucks	120

$(1,858)

               The Company had an average of 39.4 Fresh Choice restaurants in the first three quarters of 2004 compared to 40.0 Fresh Choice restaurants in the first three quarters of 2003.  Sales at the Company’s 38 comparable Fresh Choice restaurants, which include restaurants open at least 18 months, decreased 3.2% in the first three quarters of 2004 versus the first three quarters of 2003.  Comparable store guest counts decreased 5.0%, while the comparable store average check increased 1.8% to $7.90, reflecting price increases and lower coupon discounts.

               Net sales per Fresh Choice restaurant averaged $1,112,000 in the first three quarters of 2004, a decrease of 2.8% over net sales per restaurant of $1,143,000 in the first three quarters of 2003.  The 2.8% decline in net sales per restaurant is primarily the result of a 3.2% decrease in the 38 comparable Fresh Choice restaurants.

               Cost of Sales. Cost of sales (food and beverage costs) was 22.2% of sales in the first three quarters of 2004 compared to 22.0% in the first three quarters of 2003.  Food and beverage costs increased as a percentage of sales due to increases in cost and menu enhancements introduced to increase the value offering of the menu.

               Restaurant Operating Expenses.  Restaurant operating expenses (labor, occupancy and other) were 65.3% of sales in the first three quarters of 2004 compared to 63.0% of sales in the first three quarters of 2003, an increase of 2.3% of sales.

               Labor costs as a percentage of sales were 33.0% for the first three quarters of 2004 compared to 31.9% in the first three quarters of 2003.  Labor costs, as a percentage of sales, were higher primarily due to lower average restaurant sales, a higher average wage, and higher workers’ compensation and medical benefits costs.

               Occupancy and other expenses as a percentage of sales were 32.3% for the first three quarters of 2004 compared to 31.1% of sales in the first three quarters of 2003, an increase of 1.2% of sales.  This increase is due primarily to higher, advertising, rent, common area maintenance and insurance costs offset by lower utility costs, combined with the impact as a percent of sales resulting from the decline in comparable store sales.

               Depreciation and Amortization.  Depreciation and amortization expenses in the third quarter of 2004 were 3.9% of sales, the same as the third quarter of 2003.  The percent of sales remained the same as the decline in average restaurant sales offset the benefit of the decline in depreciation dollars resulting from the impairment of certain assets.

               General and Administrative Expenses.  General and administrative expenses were 8.3% of sales in the first three quarters of 2004, the same as the first three quarters of 2003.

               Store Closure and Asset Impairment Expenses.  In the first three quarters of 2004, the Company recorded a store closure and asset impairment charge for continuing operations of $3,511,000.  This charge was composed of; (i) a $3,204,000 non-cash charge for the write-down of buildings, leasehold improvements and equipment to fair value primarily for eight of the Company’s restaurants and (ii) a $307,000 charge for the estimated cash costs associated with the closure and settlement of the lease obligation for one previously impaired restaurant that closed in the second quarter and is included in continuing operations as a significant portion of the closed restaurant sales were absorbed by another currently operating restaurant.  The impairment charge for the eight restaurants was required because the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.

               Chapter 11 Related Reorganization Expenses.  Chapter 11 related reorganization expenses consist of $528,000 of estimated professional fees, including US Trustee fees, and $18,000 for the accrual of estimated retention payments under the Company’s non-senior executive key employee retention plans.

               Interest Expense, net.  Interest expense, net was  $256,000 in the first three quarters of 2004 compared to $200,000 in the first three quarters of 2003. The first three quarters of 2004 includes the write-off of $45,000 of unamortized loan fees for the bank debt classified as current due to the Company not meeting certain loan covenants and the write-off of $38,000 in unamortized lease commitment fees. Interest expense consists of fees related to securing the Company’s borrowing arrangements and interest expense on outstanding borrowings and capital lease obligations.

               Income Taxes.  The Company recorded no tax benefit from its operating loss in the first thirty-six weeks of 2004 or the first thirty-six weeks of 2003 due to valuation allowances against its net deferred tax assets.  The Company’s net deferred tax assets consist primarily of the tax benefit related to operating loss carryforwards, alternative minimum tax credits and asset write-downs, in connection with store asset impairments, that are not deductible for tax purposes until the assets are disposed.  The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that any portion of the Company’s deferred tax assets will be realized.

               Loss from Discontinued Operations.  The loss from discontinued operations includes the revenue and expenses of fourteen restaurants.  Ten of these restaurants were cash flow negative restaurants and were closed in early July just prior to filing for protection under Chapter 11 of the Bankruptcy Code.  The other four are currently listed for sale and the real property is classified as assets held for sale on the consolidated balance sheet of the Company. In addition, the loss from discontinued operations includes a store closure and asset impairment charge of $ 7,368,000. This charge consists of; (i) a $3,485,000 charge to record the expected cash liability from rejection of the leases for ten closed restaurants, (ii) a $443,000 non-cash credit for the reversal of the remaining deferred rent for these ten rejected leases, (iii) a charge of $177,000 for the cash costs associated with the restaurant closures, and (iv) a non- cash asset impairment charge of $4,149,000 for the write-down of buildings, leasehold improvements and equipment to fair value for thirteen of the Company’s restaurants, eight of which had been previously partially impaired.  The impairment charge for these restaurants was required because the carrying amounts of the impaired assets were not recoverable from their currently projected undiscounted cash flows.  The impairment loss was calculated as the difference between the carrying amount and fair value of the assets.

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

               The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company has not used derivative financial instruments to hedge such risks.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  If market rates were to increase immediately by 10 percent from levels at September 5, 2004, the fair value of the Company’s borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

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

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings	Not Applicable.

Item 2 - Changes in Securities	Not Applicable.

Item 3 - Defaults upon Senior Securities	Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders	Not Applicable.

Item 5 - Other Information	Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K. The registrant filed the following report on Form 8-K during the quarter ended September 5, 2004.

-  On July 12, 2004, reporting the filing of a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California.

-  On July 19, 2004 reporting that the Registrant received a Nasdaq Staff Determination indicating that as a result of its recent filing under Chapter 11 of the U.S. Bankruptcy Code the Nasdaq Staff had determined pursuant to Nasdaq Marketplace Rules 4300 and 4450(f) that its securities will be delisted from the Nasdaq National Market as of the opening of business on July 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH CHOICE, INC.
(Registrant)

/s/ Tim G. O’Shea

Tim G. O’Shea
President and Chief Operating Officer
(Principal Executive Officer)

/s/ David E. Pertl

David E. Pertl
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  October 20, 2004

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

INDEX TO FORM 10-Q EXHIBITS  (continued)

10.69	(26)

Letter dated May 13, 2004 amending the terms of the Revolving Loan Agreement dated October 5, 2001 (as subsequently amended) and the Commercial Deed Of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 13, 2001 (as subsequently amended) with Mid-Peninsula Bank.

10.70	(27)	Separation Agreement and General Release of Claims between Everett F. Jefferson and Fresh Choice, Inc., effective September 20, 2004.

31.1		Certification by the Chief Executive Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

31.2		Certification by the Chief Financial Officer of his responsibility for financial reports under section 302 of the Sarbanes-Oxley Act.

32.1		Certification by the Chief Executive Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act

32.2		Certification by the Chief Financial Officer of his responsibility for financial reports under section 906 of the Sarbanes-Oxley Act.

(1)

Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-53904) filed October 29, 1992, as amended by Amendment No. 1 to Form S-1 (No. 33-53904) filed December 7, 1992, except that Exhibit 3.1 is incorporated by reference from Exhibit 3.1C and Exhibit 3.2 is incorporated by reference from Exhibit 3.2B.

(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 4, 1994.

(3)	Agreements or compensatory plans covering executive officers and directors of Fresh Choice, Inc.

(6)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on form 10-Q for the quarter ended March 24, 1996.

(10)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 8, 1996.

(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 1996.

(13)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1998.

(14)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 27, 1998.

INDEX TO FORM 10-Q EXHIBITS  (continued)

(17)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(18)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(19)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2002.

(20)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2002.

(21)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

(22)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2003.

(23)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 7, 2003.

(24)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

(25)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 21, 2004.

(26)	Incorporated by reference from Exhibits with corresponding numbers filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2004.

(27)	Incorporated by reference from Exhibit 99.1 filed with the Company’s Report on Form 8-K dated September 24, 2004.